Form 10-Q
period 2010-11-30
Income Now Consulting
filed 2011-01-24
CIK 1493265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-167984

INCOME NOW CONSULTING
(Name of registrant in its charter)

Nevada	7380	68-0680465
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

1736 Angel Falls Street
Las Vegas, NV, 89142-1230
(Address of principal executive offices)

(209) 694-4885
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☒ No   ☐

At January 20, 2011, there were 4,804,000 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Income Now Consulting
(A Development Stage Company)
Balance Sheets (Unaudited)

ASSETS	November 30, 2010	May 31, 2010
Current assets
Cash	$4,687	$29,841
Prepaid Expenses	700	6,750

Total Current Assets	5,387	36,591

TOTAL ASSETS	$5,387	$36,591

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable- Related party	$197	$-
Accounts payable	1,895	622

Total Current Liabilities	2,092	622

TOTAL LIABILITIES	2,092	622

STOCKHOLDERS' EQUITY

Preferred stock, $0.0001 par value, 50,000,000 shared authorized, none issued and outstanding	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized, 4,804,000 shares issued and outstanding, respectively	480	480

Additional paid-in capital	40,120	40,120

Deficit accumulated during the development stage	(37,305)	(4,631)

Total Stockholders' Equity	3,295	35,969

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,387	$36,591

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Income Now Consulting (A Development Stage Company) Statements of Expenses
(Unaudited)
	Three months ended November 30, 2010	Six months ended November 30, 2010	For the period from inception (April 23, 2010) through November 30, 2010
COSTS AND EXPENSES

General and administrative	$3,128	$5,970	$8,249
Professional fees	11,415	26,704	29,056

Total costs and expenses	$14,543	$32,674	$37,305

NET LOSS	$(14,543)	$(32,674)	$(37,305)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)
	4,804,000	4,804,000
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Income Now Consulting
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from inception (April 23, 2010) through November 30, 2010 (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

Balance, April 23, 2010	-	$-	$-	$-	$-

Stock issued for cash at $0.0001 per share	4,000,000	400	-	-	400

Stock issued for cash at $0.05 per share	804,000	80	40,120	-	40,200

Net loss				(4,631)	(4,631)

Balance, May 31, 2010	4,804,000	$480	$40,120	$(4,631)	$35,969

Net loss				(32,674)	(32,674)

Balance, November 30, 2010	4,804,000	$480	$40,120	$(37,305)	$3,295

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Income Now Consulting
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	For six months ended November 30, 2010	For the period from inception (April 23, 2010) through November 30, 2010
OPERATING ACTIVITIES

Net loss	$(32,674)	$(37,305)
Adjustments to Reconcile Net Loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	6,050	(700)
Accounts payable	1,470	2,092

Net Cash Used in Operating Activities	(25,154)	(35,913)

FINANCING ACTIVITIES
Proceeds from stock issuances	-	40,600

Net Cash Provided by Financing Activities	-	40,600

	(25,154)	4,687
NET INCREASE (DECREASE) IN CASH

CASH AT BEGINNING OF PERIOD	29,841	-

CASH AT END OF PERIOD	$4,687	$4,687

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCOME NOW CONSULTING
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Income Now Consulting (the “Company”) was incorporated in the State of Nevada on April 23, 2010. The Company is engaged in offering an interactive web-based fundraising program designed for non-profit organizations, schools and clubs. The Company has no revenues and limited operations and is accordingly classified as a development stage company.

Basis of Presentation

The unaudited financial statements as of November 30, 2010 and for the three and six months ended November 30, 2010  have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission  (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of November 30, 2010 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three or six month period ended November 30, 2010, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending May 31, 2011. The balance sheet at May 31, 2010  has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period ended May 31, 2010 as included in our Form S-1 filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expenses for the period ended November 30, 2010.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 15% to the net loss before provision for income taxes for the following reasons:

From inception through
November 30, 2010
Income tax expense (benefit) at statutory rate	$(5,596)
Change in valuation allowance	5,596
Income tax expense per books	$-

Net deferred tax assets consist of the following components as of:

November 30, 2010
NOL Carryover	$5,596
Valuation allowance	(5,596)
Net Deferred tax asset	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards of approximately $5,600 for federal income tax reporting purposes could be subject to annual limitations should a change in ownership occur. The net operating loss carryforwards begin to expire in 2030.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $37,305 as of November 30, 2010.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital, primarily from its shareholders, to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO NOVEMBER 30, 2010. AS USED HEREIN, THE "COMPANY," “INCOME NOW,” "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO INCOME NOW CONSULTING.

Overview of the Company

We were incorporated in the state of Nevada on April 23, 2010. We are focused on developing and marketing a web-based interactive fundraising program.  Our head offices are currently located at 1736 Angel Falls Street, Las Vegas, NV 89142. Our telephone number is 1-209-694-4885. We have secured a domain name – www.incomenowconsulting.com, which website includes information we do not desire to be incorporated by reference herein.

Objectives

We are in the business of developing and marketing a user-friendly interactive web-based fundraising program for everyone who requires fundraising, particularly non-profit organizations, schools, and clubs. The program will allow our clients to identify their fundraising needs, offer suggestions and links to fundraising products, and offer an option to track their customers for future and more targeted fundraising efforts via our web-based database management program.  The web-based program will provide the services of that of a consultant while providing an option to track customers via the database.

Our program involves the following simple three-step process for the creation of the interactive fundraising program

We intend for our customers to use a simple three step process for the creation of the interactive fundraising program as follows:

•	Offer Target Market Identification

Through a series of questions, using radio buttons, we can help identify our clients target market by understanding the size of the organization, how many people will be available for the fundraising efforts, and how much money they wish to raise.

•	Offer links and suggestions

There will be different fundraising opportunities and links that our clients can choose from, like selling Chocolates, for example, the links to the selling pages will allow us to act as an “affiliate” as an additional source of income.

•	Offer web Database services

This section allows our customers a web-based database management program to track their clients to allow future fundraising efforts to be even more targeted.

We are developing a program that will be easy to use

Realizing that some customers will be new to web-based program, we plan to develop our website and program to be user friendly for all users, without the use of manuals and hours of practice. Regardless of the user’s level of computer literacy, our program is planned to be designed to be easy to install, provide useful features, contain helpful support, and be extremely easy to navigate while being fun and interactive.

We intend to concentrate our efforts on Program Functions

The program will contain basic functions, including:

•	Radio buttons for easy choosing;
•	Links that are updated and accurate;
•	Password enabled so that our clients can access their database information quickly and easily and for multiple users; and
•	Security access per client, so they can choose who can add and remove information.

When completed, our website will enable customers to identify themselves, purchase a product, and track their customers through our web-based database. Once the customer selects to purchase a fundraising product, or purchase a database management plan, they are then directed to our order fulfillment page to complete their order billing and shipping information for the program from our website. The customer is then asked to agree with our terms and conditions of sale, and if in agreement, they are directed to the checkout page where PayPal information is requested. On completion, a final step displays the order and payment information for final confirmation by the customer.  The customer then receives an email summarizing the order, shipping and payment information.  We receive an identical email for order processing and fulfillment.

Once we set up our website and complete our program development, which we hope to complete by February 2011, customers will be able to utilize our program directly from our website. The program, which first helps to identify the target market, is planned to offer fundraising products for purchase, and we plan to offer customers the web-based database management program at $50 per month, or a discounted yearly rate of $500 per year, which we anticipate will be the primary source of our revenues in the future.  Additional revenue is planned to be achieved through online sales of the fundraising products, as we anticipate receiving a 20% “affiliate” sale commission for fundraising products that are sold through our website.  We estimate that the completion of our website and database program will cost approximately $10,000.

Status of Software Development

We are currently developing database products for sale of a basic stripped down operational version for our fundraising website.  The website program is also currently being further refined and perfected to include additional capabilities which may include the ability of the website to be used by multiple parties to cooperate together for the best deal (i.e., so that more than one company can buy the same product and have bargaining power to get the best deal available).  The Company hopes to have those items completed by the end of February 2011, funding permitting; however the Company may require additional time for beta-testing the completed product.  We also anticipate that our website will be fully operational by the end of February 2011.

Industry Background

Internet-based transactions between shoppers and merchants have grown rapidly in recent years. This growth is the result of the penetration of broadband technologies and increased internet usage and the emergence of compelling commerce opportunities and a growing awareness among shoppers of the convenience and other benefits of online shopping.

Industry Estimates of the Growing Internet Population and Internet Penetration Levels

Based on a research report prepared by Morgan Stanley:

 - We believe that the internet is still in the early stages of becoming a central communications, information, commerce, and entertainment medium. We estimate there are over 800+ million internet users worldwide using the internet an estimated average of 30-45 minutes per day.

 - We expect the number of internet users to grow at 10-15% annually for the next several years, with stronger growth in non-US markets.

Source:  Mary Meeker, Brian Pitz, and Brian Fitzgerald, "Internet Trends," (April 2004) a Morgan Stanley Research Report.

Growth of Electronic Commerce

Forrester Research believes that electronic commerce activity in the United States, fuelled by a steady stream of new online shoppers and new product category sales, will grow at a compounded annual growth rate of approximately 10% from 2009 to 2014.

US online retail reached $155.2 billion in 2009 and is projected to grow to $248.7 billion by 2014.
Source: Forrester Research, US Online Retail Forecast: 2009 to 2014, “Executive Summary”, March 5, 2010, Forrester Research, Inc. (last reviewed July 27, 2010).

Marketing Strategy

We plan to market our interactive fundraising program with a web-based marketing campaign.  We have budgeted $6,000 for this web-based campaign which will include the following:

E-mail Marketing

We have budgeted $4,000 from our marketing budget for an e-mail campaign. Emails will be sent only to those which have asked for or shown an interest in receiving information about our program.

Catalogue Advertising

One of our planned sources for advertising our interactive fundraising program is by placing ads in software catalogues. These catalogues are distributed to nonprofit organizations across the United States and Canada as well as the general public and to retail outlets selling software. Moving forward, and funding permitting, we plan to advertise our program in software distributor catalogues.

Given the ease with which statistics can be collected on the number of times catalogue ads have been successful by users, there is strong evidence that they can be very effective. Nevertheless, it is difficult to determine whether these catalogue ads are more or less effective than other forms of advertising.

We budgeted $2,000 from our marketing budget for program distributor catalogue advertising.  We intend to place ads in catalogues that specifically target the non-profit sector.

Submission to Directories and Search Engines

We plan to submit our website to directories and search engines in order to increase our presence on the internet, as well as to get better rankings on search results. There are many directories to which we plan to submit our website for free, such as Google, Yahoo, AltaVista and Excite. We also believe that there are numerous directories where we can list our program at no cost to the Company.

Distribution of Program

Moving forward, we plan to price our interactive web-based database at a monthly price of $50 and a discounted annual price of $500, which would include the use and maintenance of our planned web-based database. According to our business model, the majority of our revenues should come from online sales of our program and database maintenance.

When our program is ready for commercial sale, we plan to enter into an agreement with PayPal to act as our credit card merchant.  PayPal is a financial company that accepts and clears all customer credit card payments on behalf of participating merchants,  such as our company. There are no short or long term contracts or obligations associated with the use of PayPal.  PayPal accepts all major credit cards (Visa, MasterCard, Discover, American Express, ECheque, and transfer of funds to and from bank accounts).

Sources and Availability of Products and Supplies

There are no constraints on the sources or availability of products and supplies related to our business. We are developing our own program and the distribution of the program and services will be primarily over the internet.

Dependence on One or a Few Major Customers

We plan on selling our program and services directly to our target market over the internet. Our program will be priced for mass market consumption. Therefore, we do not anticipate dependence on one or a few major customers for at least the next 12 months or the foreseeable future.

Our Target Market

We plan to market our interactive fundraising program to everyone who fundraises, particularly, non-profit organizations, clubs and schools throughout the United States and then Canada and Europe. This gives us the opportunity to estimate the number of potential customers within our target market.

According to the following surveys in the United States, our target market in the United States alone is very large:
According to the National Center for Charitable Statistics, there are approximately 1,569,572 tax-exempt organizations, including: 997,579 public charities, 118,423 private foundations and 453,570 other types of nonprofit organizations (including chambers of commerce, fraternal organizations and civic leagues) (National Center for Charitable Statistics, “Quick Facts About Non-Profits”).

According to the National Center for Education Statistics, there were 98,916 operating public elementary or secondary schools in the 2007–08 school year (National Center for Education Statistics, “Number and Percentage Distribution of Public Elementary and Secondary Schools and Enrollment, by Type and Enrollment Size of School: 2005-06, 2006-07, and 2007-2008”).

Additionally, the National Center for Education Statistics reports there were 4,409 degree granting postsecondary education facilities in the 2008–09 school year (National Center for Education Statistics, “Degree-granting institutions, by control and type of institution: Selected years, 1949-50 through 2008-09”).

The Council for American Private Education cites that there are 33,740 operating private schools in the United States.  (Counsel for American Private Education, “Facts and Studies”, Private Schools Statistics at a Glance, # of Schools (2007-2008)).

The Boy Scouts of America alone (not including Girl Scouts) had over 120,000 Groups or Units throughout the United States, at December 31, 2008 (“Boy Scouts of America Annual Traditional Membership Summary,” last retrieved July 27, 2010).

Based on the foregoing information, we believe that if we are able to make our products attractive to only a small percentage of our target market in North America we will be able to generate the revenues we believe we require to sustain our operations. There can be no assurance, however, that our products will appeal to our target market.

PLAN OF OPERATION

We plan to establish ourselves as a company that will produce and distribute an interactive web-based fundraising program. Distribution is planned to be made via the internet directly to our future clients, non-profit organizations, schools and clubs.

Our target market

Our initial target market is all those who fundraise, particularly non-profit organizations, schools and clubs firstly in the United States, followed by Canada and Europe.

Our mission

To offer a three step service to non-profit organizations, schools and clubs by offering assistance in identifying their needs and target market, offering links and suggestions on what fundraising product to use, and finally to offer an interactive web-based database management program designed to track and link the customers of our clients.

Our business objectives are

•	To further develop an interactive web-based program that will benefit non-profit organizations, schools and clubs, giving our clients the opportunity to maximize their fundraising efforts.
•	To execute our web-based marketing campaign and to create interest in our services and product.
•	To establish a brand name that will be associated with user-friendly interactive program and database management.

During the first stages of our growth, our officers and Directors will provide all of the labor required to execute our business plan at no charge, except we intend to hire a website programmer on a contract basis for two months at an estimated cost of $8,000 to finish and upgrade our website, and we also plan to outsource the final program  development tasks at an estimated cost of $10,000, and finally contract administration and marketing support for three months at an estimated cost of $10,000 which costs we plan to pay out of our working capital and through funds raised through the sale of debt or equity securities and/or traditional bank funding.

Estimated Expenses for the Next Twelve Month Period

The following provides an overview of our expenses to fund our plan of operation over the next twelve months:

Legal, Accounting and Transfer Agent Fees	$30,000
Program Development	$10,000
Website Development	$8,000
Marketing and Advertising	$6,000
Office Rent	$1,000
Administration	$10,000
Total	$65,000

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010

We had no revenues for the three months ended November 30, 2010.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive fundraising program.

Our total expenses for the three months ended November 30, 2010 were $14,543, and consisted of $3,128 in general and administrative expenses and $11,415 in professional fees.  We therefore recorded a net loss of $14,543 for the three months ended November 30, 2010.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with the filing of periodic and current reports required to maintain our status as a reporting company under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010

We had no revenues for the six months ended November 30, 2010.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive fundraising program.

Our total expenses for the six months ended November 30, 2010 were $32,674, and consisted of $5,970 in general and administrative expenses and $26,704 in professional fees.  We therefore recorded a net loss of $32,674 for the six months ended November 30, 2010.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with the filing of periodic and current reports required to maintain our status as a reporting company under the Securities Exchange Act of 1934, as amended.

LIQUIDITY AND CAPITAL RESOURCES

We raised $400 from the sale of stock to our officers and Directors and $40,200 through a private placement to 37 non-affiliated investors, pursuant to which in May 2010, we sold an aggregate of 804,000 shares of our common stock for aggregate consideration of $40,200 ($0.05 per share) to 37 offshore investors.

At November 30, 2010, we had total assets, consisting solely of current assets of $5,387, including $4,687 of cash and $700 of pre-paid expenses.

At November 30, 2010, we had total liabilities, consisting solely of current liabilities of $2,092, consisting of $1,845 of accounts payable, and $197 due to related party.

At November 30, 2010, we had working capital of $3,295.

We estimate that our current cash balances will be extinguished by approximately February 2011 we do not have any unanticipated expenses. As discussed above, we estimate the need for approximately $61,000 in additional funding (taking into account the approximately $4,700 of cash on hand we had as of November 30, 2010) to support our operations over the next approximately 12 months.  Although there can be no assurance at present, we hope to be in a position to generate revenues by February 2011 however, we will still need to raise additional funding to support our operations and pay the expenses described above, as discussed in greater detail below.

We had net cash used in operating activities of $25,154 for the six months ended November 30, 2010, which included $32,674 of net loss partially offset by $1,470 of increase in accounts payable and a decrease of $6,050 in prepaid expenses.

We have never had any income from operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the development of our website are greater than we have budgeted. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

Our continuation is dependent upon us raising additional capital. In this regard we have raised additional capital through the private placements noted above, but we will still require additional funds to continue our operations and plans.

The continuation of our business is dependent upon us obtaining further financing, development of our program and website, a successful marketing and promotion program.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to a lack of segregation of duties and no audit committee.  As resources become available to our Company, we plan to begin to hire sufficient employees to maintain adequate internal controls to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A. RISK FACTORS

Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in us. You should carefully consider the risk factors and other information described in our Registration Statement on Form S-1 (Amendment No. 3), as filed with the Commission on November 22, 2010 (the “Form S-1”), before deciding to become a holder of our common stock. If any of the risks set forth in our Form S-1 actually occur, our business and financial results could be negatively affected to a significant extent.  There has not been any material changes in the risk factors set forth in our Form S-1 as of the date of this filing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1(1)	Articles of Incorporation

3.2(1)	Bylaws

10.1 (2)	Independent Contractor Agreement

31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as exhibits to the Company’s Registration Statement on Form S-1, filed with the Commission on July 6, 2010, and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s Registration Statement on Form S-1/A, filed with the Commission on October 8, 2010, and incorporated herein by reference.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCOME NOW CONSULTING

DATED: January 24, 2011	By: /s/ Issam Abud
Issam Abud
President, Chief Executive Officer
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer),
and Director