Form 10-Q
period 2011-02-28
Income Now Consulting
filed 2011-04-14
CIK 1493265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

At April 14, 2011, there were 4,804,000 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME NOW CONSULTING
(A Development Stage Company)
Balance Sheets
(Unaudited)

	February 28,	May 31,
ASSETS	2011	2010

CURRENT ASSETS

Cash	$309	$29,841
Prepaid expenses	-	6,750

Total Current Assets	309	36,591

TOTAL ASSETS	$309	$36,591

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,620	$622
Accounts payable - related party	4,074	-

Total Current Liabilities	$6,694	$622

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 50,000,000 shares authorized at
par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at
par value of $0.0001, 4,804,000
issued and outstanding, respectively	480	480
Additional paid-in capital	40,120	40,120
Deficit accumulated during the development stage	(46,985)	(4,631)

Total Stockholders' Equity (Deficit)	(6,385)	35,969
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$309	$36,591

The accompanying notes are an integral part of these financial statements.

INCOME NOW CONSULTING
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
	For the Three	For the Nine	on April 23, 2010
	Months Ended	Months Ended	through
	February 28,	February 28,	February 28,
	2011	2011	2011

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Professional fees	9,637	36,341	38,693
General and administrative	43	6,013	8,292

Total Operating
Expenses	9,680	42,354	46,985

LOSS FROM OPERATIONS	(9,680)	(42,354)	(46,985)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(9,680)	$(42,354)	$(46,985)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	4,804,000	4,804,000

The accompanying notes are an integral part of these financial statements.

INCOME NOW CONSULTING
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)
				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, April 23, 2010	-	$-	$-	$-	$-

Common stock issued to founders
for services at $0.0001 per share	4,000,000	400	-	-	400

Common stock issued for cash
at $0.05 per share	804,000	80	40,120	-	40,200

Loss from inception through
May 31, 2010	-	-	-	(4,631)	(4,631)

Balance, May 31, 2010	4,804,000	480	40,120	(4,631)	35,969

Loss for the nine months ended
February 28, 2011	-	-	-	(42,354)	(42,354)

Balance, February 28, 2011	4,804,000	$480	$40,120	$(46,985)	$(6,385)

The accompanying notes are an integral part of these financial statements

INCOME NOW CONSULTING
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Nine	on April 23, 2010
	Months Ended	through
	February 28,	February 28,
	2011	2011

OPERATING ACTIVITIES

Net loss	$(42,354)	$(46,985)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	6,750	-
Accounts payable	1,998	2,620

Net Cash Used in Operating Activities	(33,606)	(44,365)

INVESTING ACTIVITIES	-	-

Net Cash Provided by (Used in) Investing Activities	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	40,600
Proceeds from related party payables	4,074	4,074

Net Cash Provided by Financing Activities	4,074	44,674

NET INCREASE (DECREASE) IN CASH	(29,532)	309

CASH AT BEGINNING OF PERIOD	29,841	-

CASH AT END OF PERIOD	$309	$309

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
 Income Now Consulting (the “Company”) was incorporated in the State of Nevada on April 23, 2010. The Company is engaged in offering an interactive web-based fundraising program designed for non-profit organizations, schools and clubs. The Company has no revenues and limited operations and is accordingly classified as a development stage company.

Basis of Presentation
The unaudited financial statements as of February 28, 2011 and for the three and nine months ended February 28, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission  (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of February 28, 2011 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three or nine month period ended February 28, 2011, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending May 31, 2011. The balance sheet at May 31, 2010 has been derived from the audited financial statements at that date.

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

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $46,985 as of February 28, 2011.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY PAYABLES

Various expenses of the Company, including general and administrative expenses and professional fees, have been paid for or made by a related party. The related party payable totals $4,074 at February 28, 2011, bears no interest, is unsecured and due upon demand.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through the date of this report and there are no material subsequent events to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," "PROJECTS," "ESTIMATES," "PLANS," "MAY INCREASE," "MAY FLUCTUATE," AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD," "WOULD," "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO NOVEMBER 30, 2010. AS USED HEREIN, THE "COMPANY," “INCOME NOW,” "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO INCOME NOW CONSULTING.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011

We had no revenues for the three months ended February 28, 2011.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive fundraising program.

Our total expenses for the three months ended February 28, 2011 were $9,680, and consisted of $43 in general and administrative expenses and $9,637 in professional fees.  We therefore recorded a net loss of $9,680 for the three months ended February 28, 2011.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with the filing of periodic and current reports required to maintain our status as a reporting company under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011

We had no revenues for the nine months ended February 28, 2011.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive fundraising program.

Our total expenses for the nine months ended February 28, 2011 were $42,354, and consisted of $6,013 in general and administrative expenses and $36,341 in professional fees.  We therefore recorded a net loss of $42,354 for the nine months ended February 28, 2011.

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

At February 28, 2011, we had total assets, consisting solely of cash of $309.

At February 28, 2011, we had total liabilities of $6,694, consisting of $2,620 in accounts payable and $4,074 in related party accounts payable.

At February 28, 2011, we had a working capital deficit of $6,385.

We estimate that our current cash balances will be extinguished by approximately September  2011if we do not have any unanticipated expenses. As discussed above, we estimate the need for approximately $65,000 in additional funding to support our operations over the next approximately 12 months.  Although there can be no assurance at present, we hope to be in a position to generate revenues by September 2011 however, we will still need to raise additional funding to support our operations and pay the expenses described above, as discussed in greater detail below.

We had net cash used in operating activities of $33,606 for the nine months ended February 28, 2011, which included $42,354 of net loss partially offset by $1,998 of increase in accounts payable and a decrease of $6,750 in prepaid expenses.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $46,985 as of February 28, 2011.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

INCOME NOW CONSULTING

DATED: April 14, 2011	By: /s/ IssamAbud
IssamAbud
President, Chief Executive Officer
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer),
and Director