Form 10-K
period 2011-05-31
Income Now Consulting
filed 2011-09-07
CIK 1493265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 333-167984

———————
INCOME NOW CONSULTING
(Exact name of registrant as specified in its charter)
———————

NEVADA	68-0680465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1736 Angel Falls Street, Las Vegas, Nevada	89142
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (209) 694-4885

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☒ No   ☐

The issuer's revenues for the most recent fiscal year ended May 31, 2011 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0, as there was no public market for the registrants common stock as of November 30, 2010.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date:
4,804,000 shares of common stock issued and outstanding as of August 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

FORM 10-K

FOR THE FISCAL YEAR ENDED MAY 31, 2011

TABLE OF CONTENTS

Part I

Part II

Part III

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Annual Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undo reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-K, unless another date is stated, are to May 31, 2011. As used herein, the “Company,” “Income Now,” “we,” “us,” “our” and words of similar meaning refer to Income Now Consulting.

ITEM 1. Business

Overview of the Company

We were incorporated in the state of Nevada on April 23, 2010. We are focused on developing and marketing a web-based interactive fundraising program.  Our head offices are currently located at: 5348 Vegas Drive, Suite 662, Las Vegas, Nevada 89108. Our telephone number is 1-209-694-4885. We have secured a domain name – www.incomenowconsulting.com, which website includes information we do not desire to be incorporated by reference herein.

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

Through a series of questions, using radio buttons, we can help identify our clients target market by understanding the size of the organization, how many people will be available for the fundraising efforts, and how much money they wish to achieve.

•	Offer links and suggestions

There will be different fundraising opportunities and links that our clients can choose from, like selling Chocolates, for example, the links to the selling pages will allow us to act as an “affiliate” as an additional source of income.

•	Offer web Database services

This section allows our customers a web-based database management program to track their clients for future fundraising efforts to be even more targeted.

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

Once we set up our website and complete our program development, which we hope to complete by January 2012, customers will be able to utilize our program directly from our website. The program, which first helps to identify the target market, is planned to offer fundraising products for purchase, and we plan to offer customers the web-based database management program at $50 per month, or a discounted yearly rate of $500 per year, which we anticipate will be the primary source of our revenues in the future.  Additional revenue is planned to be achieved through online sales of the fundraising products, as we anticipate receiving a 20% “affiliate” sale commission for fundraising products that are sold through our website.  We estimate that the completion of our website and database program will cost approximately $10,000.

Status of Software Development

We are currently developing database products for sale of a basic stripped down operational version for our fundraising website.  The website program is also currently being further refined and perfected to include additional capabilities which may include the ability of the website to be used by multiple parties to cooperate together for the best deal (i.e., so that more than one company can buy the same product and have bargaining power to get the best deal available).  The Company hopes to have those items completed by the end of January 2012, funding permitting; however the Company may require additional time for beta-testing the completed product.  We also anticipate that our website will be fully operational by the end of January 2012.

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

Our Target Market

We plan to market our interactive fundraising program to everyone who fundraises, particularly, nonprofit organizations, clubs and schools throughout the United States and then Canada and Europe. This gives us the opportunity to estimate the number of potential customers within our target market.

According to the following surveys in the United States, our target market in the United States alone is very large:

•
According to the National Center for Charitable Statistics, there are approximately 1,569,572 tax-exempt organizations, including: 997,579 public charities, 118,423 private foundations and 453,570 other types of nonprofit organizations (including chambers of commerce, fraternal organizations and civic leagues) (National Center for Charitable Statistics, “Quick Facts About Non-Profits”).

•
According to the National Center for Education Statistics, there were 98,916 operating public elementary or secondary schools in the 2007–08 school year (National Center for Education Statistics, “Number and Percentage Distribution of Public Elementary and Secondary Schools and Enrollment, by Type and Enrollment Size of School: 2005-06, 2006-07, and 2007-2008”).

•
Additionally, the National Center for Education Statistics reports there were 4,409 degree granting postsecondary education facilities in the 2008–09 school year (National Center for Education Statistics, “Degree-granting institutions, by control and type of institution: Selected years, 1949-50 through 2008-09”).

•
The Council for American Private Education cites that there are 33,740 operating private schools in the United States.  (Counsel for American Private Education, “Facts and Studies”, Private Schools Statistics at a Glance, # of Schools (2007-2008)).

•
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

Competition

Income Now’s competition comes from several industry participants which include companies such as ASI – I MIS Program and USAFundraising, however, there did not appear to be any single company offering both fundraising products, advice, as well as the customer database.  Additionally, all competing programs appear to be targeting extremely large organizations, as opposed to smaller schools and clubs.

Intellectual Property

The Company does not have any patents, trademarks, licenses, or franchises.  We do however maintain a website, as discussed above.

We intend, in due course, subject to legal advice, and available funding, to apply for trademark protection and/or copyright protection in the United States and other jurisdictions.

We intend to aggressively assert our trademark and copyright rights, if any, moving forward, to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of trademark registrations, the maintenance of copyrights, and, where appropriate, litigation against those who are, in our opinion, infringing on these rights.

While there can be no assurance that registered trademarks and copyrights we plan to apply for in the future, will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our Company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of our program. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our website is not subject to special regulatory or supervisory requirements.

Recent Events:

On June 1, 2011, the Company entered into a Nevada Residential Lease Agreement, pursuant to which the Company agreed to lease the use of office space at 1736 Angel Falls Street, Las Vegas, Nevada (the “Lease”).  The Lease has a term from June 1, 2011 to May 31, 2012.  Rent payable under the Lease is $200 per month.  Pursuant to the Lease, we are provided the shared use of the landlord’s residence for our principal office location.

On July 31, 2011, the Company entered into a Promissory Note with Ruthy Navon (the Company’s prior Secretary and Promoter, who the Company is party to a Consulting Agreement with, as described below).  The Promissory Note evidences $17,605 loaned to the Company by Ms. Navon, bears interest at the rate of 12% per annum and is due and payable on August 15, 2011.  The Promissory Note was subsequently repaid in full.

Employees and Independent Contractors

Currently our only employees are our two Directors and two officers (as described below under “Directors, Executive Officers and Corporate Governance”). We do not expect any other material changes in the number of employees over the next 12 months.

We have an independent contractor agreement (which we entered into in June 2010) in place with an entity owned and controlled by our former Secretary, Ruthy Navon, who has agreed to assist the Company in connection with the steps required for the Company to become a fully reporting company in the United States and to obtain a listing on the Over-The-Counter-Bulletin Board, pursuant to which we have agreed to pay her a flat fee of $3,000, which has not been paid to date.   Ms. Navon currently assists various companies which have operations, assets and officers and Directors located in Israel who desire to go public and become reporting companies in the United States.  She previously lived in Israel and was referred to the Company’s management by her pre-existing relationships in Israel.  Ms. Navon assisted the Company in connection with engaging United States legal counsel, independent auditors, the opening of bank accounts and with obtaining a principal office location in the United States.  Ms. Navon also serves as a liaison between the Company’s officers and Directors in Israel and the Company’s attorneys and auditors located in the United States.  Ms. Navon has also assisted and advised the Company’s officers and Directors with information from her prior experience with publicly reporting companies in the United States, and the steps, timing and process to become publicly traded in the United States, as well as providing suggestions to the Company’s management (based on her prior public company experience) on the terms of the Company’s prior private placement offering and the capital structure of the Company.  Ms. Navon also served as the Company’s Secretary until June 2010, so that she could enter into agreements for and open a bank account for the Company, as its other officers and Directors are residents of and reside in Israel.  Ms. Navon does not own any interest, contingent or otherwise in the Company, other than her right to receive $3,000 as provided above.  Ms. Navon’s biographical information is disclosed below under “Directors, Executive Officers and Corporate Governance.”

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

ITEM 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this report before deciding to invest in our Company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Because we have not generated any revenues to date and incurred losses for the period from
April 23, 2010 (inception) to May 31, 2011, there is an uncertainty about whether we will be able to continue as a going concern and, as a result, a possibility that shareholders may lose some or all of their investment in our Company.

The Company has incurred net losses in the amount of $58,091 for the period from April 23, 2010 (inception) to May 31, 2011. As of May 31, 2011, we had negative working capital of $17,491.  We anticipate generating losses for a minimum of the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern.  If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities, which adjustment may have to be made, should we be unable to continue as a going concern. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

Because we are a development stage company that faces many obstacles as a start up venture, we may never be able to execute our business plan.

We were incorporated on April 23, 2010. We are focused on the development and marketing of an interactive fundraising program and website for non-profit organizations, schools and clubs.  Although we have begun the development and marketing of our interactive fundraising program, we may not be able to execute our business plan unless and until we are successful in raising additional funds.

We may not be able to obtain additional necessary funding.  To date we have never had any customers or revenues and there can be no assurance that we will ever achieve any profitability or revenues. The revenue and income potential of our proposed business and operations are unproven, and the lack of an operating history makes it difficult to evaluate the future prospects of our business.

Because our business plan may be unsuccessful, we may not be able to continue operations as a going concern.

Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reduce operating expenses. Our business plan may not be successful in addressing these issues.

The success of our business plan is dependent on our further developing and marketing of the web-based interactive program. Our ability to develop such program is unproven, and the lack of an operating history makes it difficult to validate our business plan.

If we cannot continue as a going concern, our stockholders may lose their entire investment in our company.

Because we expect to incur losses over the next 12 months, our stockholders may lose their entire investment in us.

We expect to incur losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the development, and the marketing of, our proposed program.

We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reduce operating expenses. Our business plans may not be successful in addressing these issues.

The success of our business plan is dependent on our developing and marketing the interactive fundraising program. Our ability to develop such a program is unproven, and the lack of an operating history makes it difficult to validate our business plan. If we cannot continue as a going concern, our stockholders may lose their entire investment in our Company.

Because we have no operating history there is no assurance that our future operations will result in profitable operations.

There is no operating history upon which to base any assumption as to the likelihood that we will prove successful, and we cannot provide investors with assurances that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We were incorporated on April 23, 2010, and have very limited operations.  While we have not realized any revenues to date, our program is nearly ready for commercial sale. We have no operating history at all upon which an evaluation of our future success or failure can be made. We have incurred net losses for the period from inception (April 23, 2010) through May 31, 2011 and expect to have net losses over the next 12 months. These losses will come due to substantial costs and expenses associated with the further development, marketing and distribution of our program and web site.

In the future, our success will be dependent upon the success of the finalization of our program and our efforts to gain market acceptance of our program. If we cannot attract a significant number of customers due to the target market not being as responsive as we anticipate, we cannot guarantee that we will ever be successful in generating revenues in the future to ensure our continuation.

Because we have not generated any revenue from our business and we will need to raise funds in the near future, which may be difficult to obtain when required, we might be forced to discontinue our business.

We currently have a working capital deficit of $17,491 as of May 31, 2011. To date we have never had any customers or revenues and there can be no assurance that we will ever achieve any profitability or revenues.  We estimate that our current cash balances will be extinguished by September 2011 provided we do not have any unanticipated expenses. We estimate the need for approximately $66,400 in additional funding to support our operations over the next approximately 12 months.  Although there can be no assurance at present, we hope to be in a position to generate revenues by January 2012; however, we will still need to raise additional funding to support our operations, which we hope to raise through the sale of debt or equity securities and/or through traditional bank funding.

Because we have not generated any revenue from our business, we will need to raise additional funds for the future development of our business and to be able to respond to unanticipated requirements or expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. The most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability.

We may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock. There can be no assurance that additional financing will be available to us on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans. Substantial additional funds will still be required if we are to reach our goals that are outlined in this report. Without additional funding, we may not continue our planned business operations.

Because we will be dependent on contracting with third party firm(s) to develop and maintain our program for us, our operations and financial stability may be adversely affected.

We intend to hire a program development firm(s) to develop and maintain our fundraising program. We have estimated the costs for this purpose at $10,000. If we are unable to contract qualified program development firm(s) to develop and maintain our program, whether because we cannot find them, cannot attract them to our Company, or cannot afford them, we will not be able to continue our planned business operations.

If we are not able to finalize the further development and marketing of our website or if the developed website contains defects, we may not be able to generate revenues and shareholders will lose their investment.

The success of our business in part will depend on the development, completion and acceptance of our website by our online target market. Achieving such acceptance will require significant marketing investment. We have estimated the costs for the further development of our website at $8,000.

Our website may contain undetected design faults and software errors that are discovered only after it has been viewed and used by customers. Any such default or error could cause delays and further expenses and could adversely affect our competitive position and cause us to lose potential customers or opportunities. If this is the case, we may not generate revenues at sufficient levels to support our operations and build our business and our business will likely fail.

Because we will rely on subcontractors for the programming and maintenance of critical elements of our website, the loss of these services will adversely affect our operations and ability to generate revenues.

We plan to rely on subcontractors for the programming and maintenance of critical elements of our website, including integrating the billing process, tracking of the online sales and the basic maintenance and backup of our servers. If one of these subcontractors fails to provide services to us or there is a delay in their services, our business may be harmed. We plan to rely on subcontractors for the maintenance and ongoing upgrades of the Income Now Consulting website. We also plan to rely on subcontractors for tasks such as firewall protection, application of security patches and regular backup of our servers' data.

After contracting with these subcontractors in the future, there is no assurance that they will continue to reliably deliver the above services. Should we be unable to contract with such subcontractors, or a subcontractor ceases to provide their services to us, our operations will be terminated until such time as we can locate and retain a replacement subcontractor. During such time our business will suffer.

The market for proposed programs and services for nonprofit organizations might not grow, and nonprofit organizations might not adopt our products and services.

Many nonprofit organizations have not traditionally used an integrated and comprehensive program and services for their fundraising needs. We cannot be certain that the market for such products and services will continue to develop and grow or that nonprofit organizations will elect to adopt our planned products and services rather than continue to use traditional, less automated methods, attempt to develop programs internally, rely upon legacy program systems, or use generalized program solutions not specifically designed for the nonprofit market. Nonprofit organizations that have already invested substantial resources in other fundraising methods or other non-integrated program solutions might be reluctant to adopt our planned products and services to supplement or replace their existing systems or methods. If demand for and market acceptance of our products and services does not increase, we might not grow our business as we expect.

If our future customers do not renew their subscriptions for our database management, or if they do not renew them on terms that are favorable to us, our business might suffer.

Most of our programs will be sold for a term of one year. As the end of the annual period approaches, we plan to pursue the renewal of the license with the customer. We anticipate license renewals to represent a significant portion of our total revenue.  Because of this characteristic of our business, if our future customers choose not to renew their maintenance and support agreements with us on beneficial terms, our business, operating results and financial condition could be harmed.

Risks Related to our Company

Our executive officers control a majority of our voting securities and therefore they have the ability to influence matters affecting our shareholders.

Our executive officers beneficially own approximately 83.2% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority shareholder and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove our current Directors, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because our executive officers control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated.

Because our executive officers and Directors live outside of the United States, you may have no effective recourse against them for misconduct and may not be able to enforce judgment and civil liabilities against them. Investors may not be able to receive compensation for damages to the value of their investment caused by wrongful actions by our Directors and officers.

Both of our Directors and officers live outside of the United States.

Mr. Issam Abud, our President and Director, is a citizen and a resident of Israel, and all or a substantial portion of his assets are located outside of the United States.

Ms. Sabrein Mari, our Treasurer and Director, is a citizen and a resident of Israel, and all or a substantial portion of her assets are located outside of the United States.

As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our Directors or officers, or obtain judgments against them outside of the United States that are predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Investors may not be able to receive compensation for damages to the value of their investment caused by wrongful actions by our Directors and officers.

Our officers and Directors lack experience in and with publicly-traded companies.

While we rely heavily on our President and Director, Mr. Issam Abud, and our Treasurer and Director and Ms. Sabrein Mari, they have no experience serving as an officer or Director of a publicly-traded company, or experience with the reporting requirements which public companies are subject to.  Additionally, neither Mr. Abud nor Ms. Mari  have any experience with the financial accounting and preparation requirements of financial statements which we are required to file on a quarterly and annual basis under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We plan to initially rely on our outside accountants and bookkeepers, as well as the consultants we have engaged (including Ms. Ruthy Navon, our former Secretary, who we have entered into a consulting agreement with as described below) to help us create a system of accounting controls and procedures to maintain the Company’s accounting records, until such time, if ever, as we generate the revenues required to engage a separate Chief Accounting Officer, with accounting experience with publicly reporting companies.  Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to our executives’ ultimate lack of experience with publicly-traded companies in general and especially in connection with their lack of experience with the financial accounting and preparation requirements of the Exchange Act.

Because we have two Directors, deadlocks may occur in our board’s decision-making process, which may delay or prevent critical decisions from being made.

Since we currently have an even number of Directors, deadlocks may occur when such Directors disagree on a particular decision or course of action. Our Articles of Incorporation and By-Laws do not contain any mechanisms for resolving potential deadlocks.  While our Directors are under a duty to act in the best interest of our company, any deadlocks may impede the further development of our business in that such deadlocks may delay or prevent critical decisions regarding our development.

Because our executive officers are unable to devote their services to our Company on a full-time basis, the performance of our business may suffer, our business could fail and investors could lose their entire investment.

Mr. Issam Abud, our President and a Director, currently devotes approximately 30 hours per week to our Company.

Ms. Sabrein Mari, our Treasurer and a Director, currently devotes 10 to 15 hours per week to our Company.

We depend heavily on the services of our executive officers and Directors.  As a result, the management of our Company could under-perform, our business could fail and investors could lose their entire investment.

Shareholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144, due to our status as a “shell company.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company”; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our non-registered securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company”, any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

Because our executive officers have little experience or technical training in the development, maintenance and marketing of internet websites or in operating businesses that license programs or services over the internet, we may make inexperienced or uninformed decisions that will have bad results for us.

Our executive officers have limited experience in the development, maintenance and marketing of internet websites or in operating businesses that market programs or services over the internet.  Due to their lack of experience in these areas, our executive officers could make the wrong decisions regarding the development, operation and marketing of our website and the operation of our business, which could lead to irreparable damage to our business.  Consequently, our operations could suffer irreparable harm from mistakes made by our executive officers and we may have to suspend or cease operations, which could cause investors to lose their entire investment.

Because we depend heavily on our executive officers, the loss of either person will have a substantial negative effect on our business and may cause our business to fail.

We depend entirely on our executive officers for all of our operations. The loss of either person will have a substantial negative effect on us and may cause our business to fail. Our executive officers did not receive any compensation for their services and it is highly unlikely that they will receive any compensation unless and until we generate substantial revenues.

We do not currently have any employment agreements or maintain key person life insurance policies on our executive officers. If our executive officers do not devote sufficient time towards our business, we may never be able to effectuate our business plan.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market.  These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing shareholders.

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.0001 par value per share and 50,000,000 shares of preferred stock, $0.0001 par value per share.  As of the date of this filing, we have 4,804,000 shares of common stock issued and outstanding and – 0 – shares of Preferred Stock issued and outstanding.  As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.  Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and Preferred Stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

  Risks Related to Developing our Program

Nonprofit organizations or schools might not use the internet or web-based programs to facilitate their fundraising efforts in a manner sufficient to allow us to make a profit.

The market for online fundraising solutions for nonprofit organizations is new and emerging.  Nonprofit organizations have not traditionally used the internet or web-based program solutions for fundraising. We cannot be certain that the market will continue to develop and grow or that nonprofit organizations will elect to use any of our planned web-enabled products rather than continue to use traditional offline methods, attempt to develop program solutions internally or use standardized solutions. Nonprofit organizations that have already invested substantial resources in other fundraising methods may be reluctant to use the internet to supplement their existing systems or methods. In addition, increasing concerns about fraud, privacy, reliability and other problems might cause nonprofit organizations not to adopt the internet as a method for fundraising. If demand for and market acceptance of internet-based products for nonprofits does not occur, we might not recapture our investment in this area or grow our business as we expect. On the other hand, even if nonprofits increasingly use the internet for their fundraising and organizational efforts, if we fail to develop and offer products that meet customer needs in this area, we could lose market share.

Because we may not be successful in further developing a program that will achieve market acceptance, we may not be able to achieve profitable operations.

The success or failure of developing and marketing the fundraising program depends in large part on its desirability and ease of application in the target market. We cannot be sure that our development efforts will produce a program that will fulfill the needs and appeal to the tastes of our planned customers and clients.

This industry is characterized by technological change, frequent product introductions and evolving industry standards. Our success will depend, to a significant extent, on our ability to introduce upgrades or new programs to satisfy an expanding range of customer needs and achieve market acceptance.

Because we may never be able to achieve sales revenues sufficient to become profitable, we could experience continual losses and eventually fail in our business plan.

There can be no assurance that our program will achieve a level of market acceptance that will make us profitable. We believe that the acceptance of our program will depend on our ability to:

•	Develop a user-friendly program that appeals to our potential clients and customers.
•	Effectively market our program through our website as well as catalogues.
•	Price and license the program (and other products we plan to make available in the future through our web site) in a manner that is appealing to potential customers.
•	Develop and maintain a favorable reputation among our potential clients and customers.
•	Develop brand recognition.
•	Have the financial ability to withstand downturns in the general economic environment or conditions that would slow the licensing of our program.

Commerce over the internet is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement.

To compete successfully in this emerging market, we must continue to design, develop, and sell new and enhanced program and services that provide increasingly higher levels of performance and reliability at an acceptable and reasonable cost.

The planned program and services must take advantage of technological advancements and changes, and respond accordingly to new and changing customer requirements. Our success in designing, developing, and selling such program and services will depend on a variety of factors, including:

•	Success of promotional and marketing efforts;
•	The identification of market demands for new or upgraded program and services;
•	Timely implementation of program and services offered;
•	Program and service performance; and
•	Cost-effectiveness of program and services.

Protecting our Proprietary Technology and Other Intellectual Property Rights

If we are unable to protect our proprietary technology and other intellectual property rights, our ability to compete in the marketplace may be substantially reduced.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market a program similar to ours, which could decrease demand for our program, thus decreasing our revenues, if any. We plan to rely on a combination of copyright, trademark and trade secret laws to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying or reverse-engineering our planned interactive web-based program.

In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technology in the future. To protect our trade secrets and other proprietary information, we plan to require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Existing copyright laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop similar program. Policing unauthorized use of our products is very difficult, and litigation could become necessary in the future to enforce our intellectual property rights. Any policing or litigation could be time consuming and expensive to resolve or prosecute, result in substantial diversion of management attention and resources, and materially harm our business or financial condition.

If a third party asserts that we infringed upon its proprietary rights, we could be required to redesign our planned program, pay significant royalties or enter into license agreements.

Although presently we are not aware of any such claims, a third party may assert that our planned technology or technologies of entities we may acquire in the future violates its intellectual property rights. As the number of programs in our market increases and the functionality of those programs further overlap, we believe that infringement claims will become more common. Any claims against us, regardless of their merit, could:

Be expensive and time consuming to defend;
•••	Result in negative publicity;
••	Force us to stop licensing our planned program that incorporate the challenged intellectual property;
•	Require us to redesign our planned program; and
•	Require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

We believe that any successful challenge to our use of a trademark or domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and thus decrease any revenues and result in possible losses to our business.

Regulatory and Legal Risks

Because marketing and making our program available on the internet may expose us to regulatory and legal issues, we may be forced out of business.

A range of exposures may exist due to how we intend to market our program. If we create and utilize a web site and sell through the retail industry, as we plan to do, online access through a company-operated web site and retail regulations requires careful consideration of legal and regulatory compliance requirements and issues. This may require extensive legal services that may become an increased cost component when considering the development of our program and technologies.

Risks Related To Competition

We face competition from other businesses or competitors that currently market fundraising programs.

Competition will possibly come not only from those who deliver their products through traditional retail establishments but also from those who offer consulting services and deliver their products and programs through the internet. Our competitors will possibly have longer operating histories, greater brand recognition, larger marketing budgets and installed customer bases. In addition, these companies are able to field full-time, directly employed sales personnel to better cover certain markets and customers, who also generally offer consulting services. They may also invest greater resources in the development of technology, content and research which will allow them to react to market changes faster, putting us at a possible competitive disadvantage.

Some of our competitors may have significantly more financial resources, which could allow them to develop programs that could render our program inferior.

Our competition may have programs or may develop programs that will render our planned program inferior. We will likely need to obtain and maintain certain advantages over our competitors in order to be competitive, which require resources. There can be no assurance that we will have sufficient financial resources to maintain our research and development, marketing, sales and customer support efforts on a competitive basis, or that we will be able to make the improvements necessary to maintain a competitive advantage with respect to our program.

We do not currently have a public market for our securities. If there is a market for our securities in the future, such market may be volatile and illiquid.

While our common stock has been quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “INCN” since January 2011, no shares of common stock have traded to date and there is currently no public market for our common stock. There may not be a public market for our common stock in the future. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenues;
(3)	the number of shares in our public float;
(4)	increased competition; and
(5)	conditions and trends in the market for non-profit fund raising software.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.  Additionally, moving forward we anticipate having a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.  Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) will be entirely arbitrary, will not relate to the actual value of the Company, and will not reflect the actual value of our common stock.  Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

Finally, the market for our securities (if any) could be negatively affected by our failure to become DTC eligible, which would mean that our securities were not able to be sold through the Depository Trust Company (“DTC”).  Such failure could prevent a market from developing in our common stock.  If this were to happen our common stock may not be eligible to be freely traded in electronic form and the value of our common stock, if any, may decline in value or become worthless.

Because future sales by our stockholders could cause the stock price to decline, our investors may lose money on the purchase of our stock.

No predictions can be made of the effect, if any, that market sales of shares of our common stock or the availability of such shares for sale will have on the market price prevailing from time to time. Nevertheless, sales of significant amounts of our common stock could adversely affect the prevailing market price of the common stock, as well as impair our ability to raise capital through the issuance of additional equity securities.

State securities laws may limit secondary trading, which may restrict the states in which you can sell our shares.

If you purchase shares of our common stock, you may not be able to resell the shares in any state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state, or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and limit a stockholder's ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder's risk of losing some or all of their investment.

Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our Directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our Directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, Directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of Directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

On June 1, 2011, the Company entered into a Nevada Residential Lease Agreement, pursuant to which the Company agreed to lease the use of office space at 1736 Angel Falls Street, Las Vegas, Nevada (the “Lease”).  The Lease has a term from June 1, 2011 to May 31, 2012.  Rent payable under the Lease is $200 per month. Pursuant to the Lease, we are provided the shared use of the landlord’s residence for our principal office location.

This location will serve as our primary executive offices for the foreseeable future. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3. Legal Proceedings

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

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In January 2011, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol INCN.OB; however, there is currently no market for our common stock, and no shares of our common stock have traded on the OTCBB to date.

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act (the “Rules”). The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000, exclusive of their residence, or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

Holders of Our Common Stock

As of August 31, 2011, we had approximately 39 registered shareholders.

Dividends

Since inception we have not paid any dividends on our common stock.  We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the expansion and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors that our Board of Directors may deem relevant.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business, or;

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

None.

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue 100,000,000 common shares with a par value of $0.0001. As of August 31, 2011, there were 4,804,000 shares of our common stock issued and outstanding.

Upon liquidation, dissolution or winding up of the corporation, the holders of common stock are entitled to share ratably in all net assets available for distribution to shareholders after payment to creditors. The common stock is not convertible or redeemable and has no pre-emptive, subscription or conversion rights. There are no conversion, redemption, sinking fund or similar provisions regarding the common stock. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of shareholders. There are no cumulative voting rights.

Each shareholder is entitled to receive the dividends as may be declared by our Directors out of funds legally available for dividends and, in the event of liquidation, to share pro rata in any distribution of our assets after payment of liabilities. Our Directors are not obligated to declare a dividend. Any future dividends will be subject to the discretion of our Directors and will depend upon, among other things, future earnings, the operating and financial condition of our company, our capital requirements, general business conditions and other pertinent factors. It is not anticipated that dividends will be paid in the foreseeable future.

There are no provisions in our articles of incorporation or our bylaws that would delay, defer or prevent a change in control of our company.

Preferred Stock

We are authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share.  As of August 19, 2011, there were no preferred shares issued and outstanding.  Our Board of Directors is authorized by the Nevada Revised Statutes to divide the authorized shares of our preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our Board of Directors is authorized, within any limitations prescribed by law and our articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including, but not limited to, the following:

1.	The number of shares constituting that series and the distinctive designation of that series, which may be by distinguishing number, letter or title;

2.
The dividend rate on the shares of that series, whether dividends will be cumulative, and if so, from which date(s), and the relative rights of priority, if any, of payment of dividends on shares of that series;

3.	Whether that series will have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;

4.
Whether that series will have conversion privileges, and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors determines;

5.
Whether or not the shares of that series will be redeemable, and, if so, the terms and conditions of such redemption, including the date or date upon or after which they are redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

6.	Whether that series will have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;

7.
The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the corporation, and the relative rights of priority, if any, of payment of shares of that series;

8.	Any other relative rights, preferences and limitations of that series.

 Warrants

There are no outstanding warrants to purchase our securities.

Stock Options

We have not granted any stock options. There are no options to purchase our securities outstanding. We may in the future establish an incentive stock option plan for our Directors, employees and consultants.

Registration Rights

We have not granted registration rights.

Transfer Agent and Registrar

We have appointed the following transfer agent for our shares of common stock: EMPIRE STOCK TRANSFER INC., 1859 Whitney Mesa Dr., Henderson, NV, 89014, Telephone 702.818.5898 Fax 702.974.1444. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements.

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

Our business objectives are

•	To further develop an interactive web-based program that will benefit non-profit organizations, schools and clubs, giving our clients the opportunity to maximize their fundraising efforts.
•	To execute our web-based marketing campaign and to create interest in our services and product.
•	To establish a brand name that will be associated with a user-friendly interactive program and database management.

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

Estimated Expenses for the Next Twelve Month Period

The following provides an overview of our expenses to fund our plan of operation over the next twelve months:

Legal, Accounting and Transfer Agent Fees	$30,000
Program Development	$10,000
Website Development	$8,000
Marketing and Advertising	$6,000
Office Rent	$2,400
Administration	$10,000
Total	$66,400

RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31 2011, COMPARED TO THE PERIOD FROM INCEPTION (APRIL 23, 2010) TO MAY 31, 2010

We had no revenues for the year ended May 31, 2011, or for the period from inception (April 23, 2010) to May 31, 2010.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive fundraising program.

Our total expenses for the year ended May 31, 2011 were $53,460, compared to total expenses for the period from inception (April 23, 2010) to May 31, 2010 of $4,631, an increase of $48,829 from the prior period.  The reason for the increase in expenses was due to a $45,077 increase in professional fees, to $47,429 for the year ended May 31, 2011 (mainly in connection with legal and accounting fees associated with our registration statement filing and amendments thereto), compared to $2,352 for the period from inception (April 23, 2010) to May 31, 2010, and a $3,752 increase in general and administrative expenses to $6,031 for the year ended May 31, 2011, compared to $2,279 for the period from inception (April 23, 2010) to May 31, 2010.

We had a net loss of $53,460 for the year ended May 31, 2011, compared to a net loss of $4,631 for the period from inception (April 23, 2010) to May 31, 2010.

The increase in expenses and net loss were mainly due to the fact that expenses for the year ended May 31, 2011, represented expenses for the entire year, whereas expenses for the period from inception (April 23, 2010) to May 31, 2010, represented expenses for approximately only one month of the prior year.

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

At May 31, 2011, we had total assets, consisting solely of cash, of $291.

At May 31, 2011, we had total liabilities of $17,782, consisting of $177 in accounts payable and $17,605 in related party accounts payable, which amount was owed to our former Secretary and Promoter, Ruthy Navon, which amount was subsequently evidenced by the Promissory Note, described below.

At May 31, 2011, we had a working capital deficit of $17,491.

We estimate that our current cash balances will be extinguished by approximately September 2011 if we do not have any unanticipated expenses. As discussed above, we estimate the need for approximately $66,400 in additional funding to support our operations over the next approximately 12 months.  Although there can be no assurance at present, we hope to be in a position to generate revenues by December 2012, however, we will still need to raise additional funding to support our operations and pay the expenses described above, as discussed in greater detail below.

We had net cash used in operating activities of $47,155 for the year ended May 31, 2011, which included $53,460 of net loss and $445 of decrease in accounts payable partially offset by a decrease of $6,750 in prepaid expenses.

We had net cash provided by financing activities of $17,605 for the year ended May 31, 2011, which was solely due to amounts loaned to the Company by Ms. Navon, which until July 31, 2011 (when they were evidenced by the Promissory Note, described below), accrued no interest and were payable on demand.

On July 31, 2011, the Company entered into a Promissory Note with Ruthy Navon (the Company’s prior Secretary and Promoter, who the Company is party to a Consulting Agreement with, as described above).  The Promissory Note evidences $17,605 loaned to the Company by Ms. Navon, bears interest at the rate of 12% per annum and is due and payable on August 15, 2011.   The Promissory Note was subsequently repaid in full.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $58,091 as of May 31, 2011.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Income Now Consulting:

We have audited the accompanying balance sheet of Income Now Consulting (a Nevada corporation in the development stage) as of May 31, 2011, and the related statements of operations, stockholders’ equity, and cash flows for the period ended May 31, 2011, and from inception (April 23, 2010) through May 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Income Now Consulting as of May 31, 2011, and the results of its operations and its cash flows for the period ended May 31, 2011, and from inception (April 23, 2010) through May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as May 31, 2011, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC
Baltimore, Maryland
August 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Income Now Consulting
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Income Now Consulting (the Company) as of May 31, 2010, and the related statements of expenses, stockholders’ equity, and cash flows for the period from

April 23, 2010 (inception) through May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Income Now Consulting as of May 31, 2010, and the results of its operations and its cash flows for the  period from April 23, 2010 (inception) through May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Income Now Consulting will continue as a going concern. As discussed in Note 2 to the financial statements, Income Now Consulting has not generated revenues since inception and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
June 21, 2010

INCOME NOW CONSULTING
(A Development Stage Company)
Balance Sheets
ASSETS

	May 31,	May 31,
	2011	2010
CURRENT ASSETS
Cash	$291	$29,841
Prepaid expenses	-	6,750

Total Current Assets	291	36,591

TOTAL ASSETS	$291	$36,591
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$177	$622
Accounts payable - related party	17,605	-

Total Current Liabilities	17,782	622

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at par value of $0.0001, 4,804,000 issued and outstanding	480	480
Additional paid-in capital	40,120	40,120
Deficit accumulated during the development stage	(58,091)	(4,631)
Total Stockholders' Equity (Deficit)	(17,491)	35,969
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$291	$36,591

The accompanying notes are an integral part of these financial statements.

INCOME NOW CONSULTING
(A Development Stage Company)
Statements of Operations

		From Inception	From Inception
	For the	on April 23, 2010	on April 23, 2010
	Year Ended	through	through
	May 31,	May 31,	May 31,
	2011	2010	2011

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-
OPERATING EXPENSES
Professional fees	47,429	2,352	49,781
General and administrative	6,031	2,279	8,310
Total Operating Expenses	53,460	4,631	58,091
LOSS FROM OPERATIONS	(53,460)	(4,631)	(58,091)
OTHER INCOME (EXPENSE)	-	-	-
Total other income (expense)	-	-	-
LOSS BEFORE INCOME TAXES	(53,460)	(4,631)	(58,091)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(53,460)	$(4,631)	$(58,091)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	4,804,000	4,309,231

The accompanying notes are an integral part of these financial statements

INCOME NOW CONSULTING
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, April 23, 2010	-	$-	$-	$-	$-
Common stock issued to founders for cash at $0.0001 per share	4,000,000	400	-	-	400
Common stock issued for cash at $0.05 per share	804,000	80	40,120	-	40,200
Loss from inception through May 31, 2010	-	-	-	(4,631)	(4,631)
Balance, May 31, 2010	4,804,000	480	40,120	(4,631)	35,969

Loss for the year ended May 31, 2011	-	-	-	(53,460)	(53,460)

Balance, May 31, 2011	4,804,000	$480	$40,120	$(58,091)	$(17,491)

The accompanying notes are an integral part of these financial statements

INCOME NOW CONSULTING
(A Development Stage Company)
Statements of Cash Flows

		From Inception	From Inception
	For the	on April 23, 2010	on April 23, 2010
	Year Ended	Through	Through
	May 31,	May 31,	May 31,
	2011	2010	2011

OPERATING ACTIVITIES
Net loss	$(53,460)	$(4,631)	$(58,091)
Adjustments to reconcile net loss to net cash used by operating activities:	-	-	-
Changes in operating assets and liabilities:
Prepaid expenses	6,750	(6,750)	-
Accounts payable	(445)	622	177
Net Cash Used in Operating Activities	(47,155)	(10,759)	(57,914)
INVESTING ACTIVITIES	-	-	-
FINANCING ACTIVITIES
Proceeds from common stock issued	-	40,600	40,600
Proceeds from related party payables	17,605	-	17,605
Net Cash Provided by Financing Activities	17,605	40,600	58,205

NET INCREASE (DECREASE) IN CASH	(29,550)	29,841	291
CASH AT BEGINNING OF PERIOD	29,841	-	-
CASH AT END OF PERIOD	$291	$29,841	$291

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Income Now Consulting
(A Development Stage Company)
Notes to Financial Statements
May 31, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Income Now Consulting, (the Company) was incorporated in the State of Nevada on April 23, 2010.  The Company is engaged in offering an interactive web based fund raising program designed for non-profit organizations, schools and clubs.  The Company has no revenues to date and limited operations and is accordingly classified as a development stage company.

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

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue Recognition
The Company currently has no source of revenues.  The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-based compensation
As of May 31, 2011, the Company has not issued any share-based payments to its employees.  The Company has adopted ASC 718 which requires stock compensation expense to be based on the grant-date fair value for all stock-based compensation awards granted on or after January 1, 2006.

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2011 and 2010.

Income Now Consulting
(A Development Stage Company)
Notes to Financial Statements
May 31, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
The Company provides for income taxes under ASC 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	May 31, 2011	May 31, 2010
Income tax benefit at statutory rate	$18,176	$1,575)
Valuation allowance	(18,176)	(1,575)
Income tax expense per books	$-)	$-)

Net deferred tax assets consist of the following components as of:

	May 31, 2011	May 31, 2010
NOL carryover	$19,751)	$1,575)
Valuation allowance	(19,751)	(1,575)
Net deferred tax asset	$-)	$-)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $58,091 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Recent Accounting Pronouncements
The Company’s management has evaluated the recently issued accounting pronouncements through the filing date of these financial statements and has determined that the application of these pronouncements will have no material impact on the Company’s financial position and results of operations.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking

Income Now Consulting
(A Development Stage Company)
Notes to Financial Statements
May 31, 2011 and 2010
NOTE 2 – GOING CONCERN (CONTINUED)

equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY PAYABLE

Various general and administrative expenses of the Company have been paid for or made by a related party of the Company. The related party payable totaled $17,605 and $0 as of May 31, 2011 and 2010, respectively.  The related party payable bears no interest, is uncollateralized and due on demand.

NOTE 4 – COMMON STOCK

The authorized preferred stock is 50,000,000 shares with a par value of $0.0001 per share. The authorized common stock is 100,000,000 shares with a par value of $0.0001 per share.

As of May 31, 2011 and 2010, the Company had 4,804,000 shares of common stock issued and outstanding.

On April 23, 2010 the Company issued 4,000,000 founders shares at par value.

During the period ended May 31, 2010, the Company issued 804,000 shares at $0.05 per share for total cash of $40,200.

NOTE 5 – SUBSEQUENT EVENTS

On June 1, 2011, the Company entered into a Nevada Residential Lease Agreement, pursuant to which the Company agreed to lease the use of office space at 1736 Angel Falls Street, Las Vegas, Nevada (the “Lease”).  The Lease has a term from June 1, 2011 to May 31, 2012.  Rent payable under the Lease is $200 per month. Pursuant to the Lease, the Company is provided the shared use of the landlord’s residence for its principal office location.

On July 31, 2011, the Company entered into a Promissory Note with Ruthy Navon (the Company’s prior Secretary and Promoter, who the Company is party to a Consulting Agreement with).  The Promissory Note evidences $17,605 loaned to the Company by Ms. Navon, bears interest at the rate of 12% per annum and is due and payable on August 15, 2011.  The Promissory Note was subsequently repaid in full.

In accordance with ASC 855, Company management reviewed all material events through the date these financial statements were filed and there are no additional material subsequent events, other than as provided above, to report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On August 18, 2011, the Board of Directors of the Company dismissed GBH CPAs, PC, its independent registered public account firm. On the same date, August 18, 2011, the accounting firm of Weinberg & Baer LLC, was engaged as the Company's new independent registered public accounting firm. The Board of Directors of the Company approved of the dismissal of GBH CPAs, PC and the engagement of Weinberg & Baer LLC, as its independent auditor. The report of GBH CPAs, PC on the Company's financial statements for the period from April 23, 2010 (inception) through May 31, 2010 did not contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company's audited financial statements for the fiscal year ended May 31, 2010, contained a going concern qualification in the Company's audited financial statements.

During the period from April 23, 2010 (inception) through May 31, 2010 and the subsequent interim periods thereto, there were no disagreements with GBH CPAs, PC whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to GBH CPAs, PC's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

The Company has requested that GBH CPAs, PC furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. Such letter is incorporated by reference in this filing, as Exhibit 16.1.

On August 18, 2011, the Company engaged Weinberg & Baer LLC, as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the Company has not consulted Weinberg & Baer LLC, regarding any of the matters set forth in Item 304(a)(1)(v)of Regulation S-K.

Item 9A. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

All Directors of our Company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified.  The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.  Our Directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mr. Issam Abud	President and Director	36	April 23, 2010
Ms. Sabrein Mari	Treasurer and Director	38	April 23, 2010

Business Experience:

The following is a brief account of the education and business experience of each Director and executive officer, indicating each person's business experience, and the name and principal business of the organization by which they were employed.

Mr. Issam Abud

Mr. Abud has been our President and Director since we were incorporated on April 23, 2010.  Since May 2003, Mr. Abud has been a freelance computer programmer and website developer, working in Israel. Mr. Abud has 7 years of experience in specialized web-based Database and Customer Relations Management programs. Mr. Abud was employed by The University of Haifa in connection with the creation of a fund raising database from October 2005 to September 2009. In 2003, Mr. Abud received his Bachelors Degree in Computer Sciences from Haifa University. He has been focused on programming and he has a passion for helping nonprofit organizations. Mr. Abud is uniquely suited to serve as a Director of the Company because he has worked to develop the Customer Relations Management (CRM) Database product used by the Company since the Company’s inception and has prior experience relating to the growth and difficulties which a start-up company faces.

Qualifications:

Mr. Abud is uniquely suited to serve as a Director of the Company because he has worked to develop the concept of the business and the Company’s product since the Company’s inception and has prior experience in connection with growing online sales and dealing with difficulties relating to Internet companies, such as the Company.

Ms. Sabrein Mari

Ms. Sabrein Mari has been our Treasurer and Director since we were incorporated on April 23, 2010.  Since April 2000, Ms. Mari has focused on helping schools and organizations to set up fundraising programs, including assisting The University of Haifa in Israel, since 2005. She also serves as a fundraising consultant throughout Israel.  Ms. Mari is suited to serve as a Director of the Company because she has a background in connection with raising money and has knowledge necessary to assist in the management of an international company, as well as the marketing ability to assist the Company in an effort to increase the Company’s market proliferation and help the Company’s efforts to increase its sales.

Qualifications:

Ms. Mari is suited to serve as a Director of the Company because she has a background in connection with raising money and has the knowledge necessary to assist in the management of an international company, such as the Company, as well as the marketing ability to assist the Company in raising funds and to help increase its sales.

Neither Mr. Abud, nor Ms. Mari has had any other employment over the past five years other than as disclosed above. The above disclosure includes the specific experience, qualifications, attributes and skills that led the Company to select the above individuals as Directors of the Company.

While we rely heavily on our President and Director, Mr. Issam Abud, and our Treasurer and Director and Ms. Sabrein Mari, they have no experience serving as an officer or Director of a publicly-traded company, or experience with the reporting requirements which public companies are subject to.  Additionally, neither Mr. Abud nor Ms. Mari have any experience with the financial accounting and preparation requirements of financial statements which we are required to be file on a quarterly and annual basis under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We plan to initially rely on our outside accountants and bookkeepers, as well as the consultants we have engaged (including Ms. Ruthy Navon, our former Secretary, who we have entered into a consulting agreement with as described above) to help us create a system of accounting controls and procedures to maintain the Company’s accounting records, until such time, if ever, as we generate the revenues required to engage a separate Chief Accounting Officer, with accounting experience with publicly reporting companies.

Promoters:

Ruthy Navon, because of her relationship to the Company and as a result of the Independent Contractor Agreement she entered into with the Company, through the entity which she controls, is considered a “promoter” of the Company. Ms. Navon’s biographical information is described below:

Ruthy Navon

Ms. Navon received a Bachelor of Arts in Economics, Business and Communications in 2003 from the Israel English College.  Ms. Navon currently operates a consulting company, NR Consulting Services, which she helped form in 1999, pursuant to which she consults with Israeli companies and provides such companies management consulting, planning and organizational and development services, including assisting such companies with going public in the United States. Ms. Navon also owns and operates Yearbook Alive Software Company an online seller of yearbook software.

Family Relationships

There are no family relationships among our Directors or executive officers.

Involvement in Certain Legal Proceedings

Our Directors, executive officers and promoters have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the Board of Directors.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, Mr. Issam Abud, at the address appearing on the first page of this filing.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Board of Directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Board of Directors of our Company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the Board of Directors. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

The Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Company’s Chief Executive Officer and Chief Financial Officer reviews the Company's internal accounting controls, practices and policies.

Item 11. Executive Compensation

We have not paid, nor do we owe, any compensation to our executive officers. We have not paid any compensation to our officers since inception.

We have no employment agreements with any of our executive officers or employees.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year (3)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Issam Abud	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and Director(1)	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Sabrein Mari	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Treasurer and Director(2)	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)           Issam Abud became President and Director of the Company on April 23, 2010.
(2)           Sabrein Mari became Treasurer and Director of the Company on April 23, 2010.
(3)           We were incorporated on April 23, 2010.

Options/SAR Grants

Since April 23, 2010 (inception) to the period ended August 31, 2010 we have not granted any stock options or stock appreciation rights to any of our Directors or executive officers.

Compensation of Directors

There are no arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or Directors or employees or consultants since we were founded.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of August 19, 2011, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our common stock and by our current Directors and executive officers.  The shareholders have sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common Stock	Mr. Issam Abud President and Director	2,000,000	41.6%

Common Stock	Ms. Sabrein Mari Treasurer and Director	2,000,000	41.6%

All officers and Directors as a Group (2 persons)		4,000,000	83.2%

(¹)	Based on 4,804,000 shares of our common stock outstanding as of August 19, 2011.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles of Incorporation or Bylaws, the operation of which may at a subsequent date result in a change of control of our Company.

Item 13. Certain relationships and related Transactions, and Director Independence

In April 2010, Issam Abud and Sabrein Mari were appointed as Directors of the Company.

In April 2010, Issam Abud was appointed as the President of the Company, Sabrein Mari was appointed as the Treasurer of the Company, and Ruthy Navon was appointed as Secretary of the Company.

In April 2010, we sold 2,000,000 shares of common stock each to Issam Abud and Sabrein Mari (4,000,000 shares total), our President and Director and Treasurer and Director, respectively, in consideration for $200 each ($400 total) or $0.0001 per share.

In June 2010, we entered into an independent contractor agreement with an entity owned and controlled by our then Secretary, Ruthy Navon, who has agreed to assist the Company in connection with the steps required for the Company to obtain a listing on the Over-The-Counter-Bulletin Board, pursuant to which we have agreed to pay a flat fee of $3,000.

In June 2010, Ruthy Navon resigned as the Secretary of the Company.

On July 31, 2011, the Company entered into a Promissory Note with Ruthy Navon (the Company’s prior Secretary and Promoter, who the Company is party to a Consulting Agreement with, as described above).  The Promissory Note evidences $17,605 loaned to the Company by Ms. Navon, bears interest at the rate of 12% per annum and is due and payable on August 15, 2011.   The Promissory Note was subsequently repaid in full.

Other than as provided above, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, shareholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders.  However, all of the transactions described above were approved and ratified by Directors.  In connection with the approval of the transactions described above, our Directors, took into account several factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our Directors will continue to approve any related party transaction based on the criteria set forth above.

Director Independence

The Company’s Directors are not independent as the Company is not required to maintain independent Directors at this time.  Furthermore, the Over-The-Counter Bulletin Board, where the Company hopes to quote its common stock does not require that quoted companies maintain independent Directors.  The Company will seek to appoint independent Directors, if and when it is required to do so.

Item 14. Principal Accounting Fees and Services

GBH CPAs, PC served as the Company’s independent auditor and audited the consolidated financial statements of the Company for the period from April 23, 2010 (inception) through May 31, 2010.

Effective August 18, 2011, the Company engaged Weinberg & Baer LLC as the Company’s independent auditor, who audited the consolidated financial statements of the Company for the year ended May 31, 2011.

Following is a summary of the fees relating to professional services rendered by the principal accountants for the fiscal years ended May 31, 2011 and 2010:

Fee Category	2011 Fees	2010 Fees

Audit Fees	$11,740	$7,500
All Other Fees	$-0-	$-0-

Total Fees	$11,740	$7,500

Part IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1(1)	Articles of Incorporation

3.2(1)	Bylaws

10.1(2)	Independent Contractor Agreement

10.2*	Promissory Note with Ruthy Navon

16.1(3)	Letter from GBH CPAs, PC

31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as exhibits to the Company’s Registration Statement on Form S-1, filed with the Commission on July 6, 2010, and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s Registration Statement on Form S-1/A, filed with the Commission on October 8, 2010, and incorporated herein by reference.

(3) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on August 29, 2011, and incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

INCOME NOW CONSULTING

DATED: September 6, 2011	By: /s/ Issam Abud
Issam Abud
President, Chief Executive Officer
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer),
and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Issam Abud	By: /s/ Sabrein Mari
Issam Abud	Sabrein Mari
President, Chief Executive Officer	Treasurer and Director
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer),
and Director

DATED: September 6, 2011	DATED: September 6, 2011