Form 10-Q
period 2011-08-31
Income Now Consulting
filed 2011-10-12
CIK 1493265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

At October 8, 2011, there were 4,804,000 shares of the Issuer's common stock outstanding.

INCOME NOW CONSULTING
(A Development Stage Company)
Balance Sheets

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	August 31,	May 31,
	2011	2011
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$273	$291

Total Current Assets	273	291

TOTAL ASSETS	$273	$291

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$3,267	$177
Interest payable	176	-
Notes payable - related party	17,605	-
Accounts payable - related party	4,500	17,605

Total Current Liabilities	25,548	17,782

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at par value of $0.0001, 4,804,000 shares issued and outstanding	480	480
Additional paid-in capital	40,120	40,120
Deficit accumulated during the development stage	(65,875)	(58,091)

Total Stockholders' Equity (Deficit)	(25,275)	(17,491)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$273	$291

The accompanying notes are an integral part of these financial statements.

INCOME NOW CONSULTING

(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			on April 23, 2010
	For the Three Months Ended		through
	August 31,		August 31,
	2011	2010	2011

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Professional fees	7,590	15,944	57,371
General and administrative	18	2,843	8,328

Total Operating
Expenses	7,608	18,787	65,699

INCOME (LOSS) FROM LOSS FROM OPERATIONS	(7,608)	(18,787)	(65,699)

OTHER INCOME (EXPENSE)
Interest expense	(176)	-	(176)

Total other income (expense)	(176)	-	(176)

INCOME (LOSS) BEFORE LOSS BEFORE INCOME TAXES	(7,784)	(18,787)	(65,875)

CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-	-
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(7,784)	$(18,787)	$(65,875)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	4,804,000	4,804,000

The accompanying notes are an integral part of these financial statements

INCOME NOW CONSULTING
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)
					Deficit
					Accumulated	Total
			Additional	Stock	During the	Stockholders'
	Common Stock		Paid-in	Subscription	Development	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Balance, April 23, 2010	-	$-	$-	$-	$-	$-

Common stock issued to founders for services at $0.0001 per share	4,000,000	400	-	-	-	400

Common stock issued for cash at $0.05 per share	804,000	80	40,120	-	-	40,200

Loss from inception through May 31, 2010	-	-	-	-	(4,631)	(4,631)

Balance, May 31, 2010	4,804,000	480	40,120		(4,631)	35,969

Loss for the year ended May 31, 2011	-	-	-	-	(53,460)	(53,460)

Balance, May 31, 2011	4,804,000	480	40,120	$-	(58,091)	(17,491)

Net loss for the three months ended August 31, 2011 (unaudited)	-	-	-	-	(7,784)	(7,784)

Balance, August 31, 2011 (unaudited)	4,804,000	$480	$40,120	$-	$(65,875)	$(25,275)

The accompanying notes are an integral part of these financial statements

INCOME NOW CONSULTING
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on April 23, 2010
	For the Three Months Ended		Through
	August 31,		August 31,
	2011	2010	2011

OPERATING ACTIVITIES

Net loss	$(7,784)	$(18,787)	$(65,875)
Adjustments to reconcile net loss to net cash used by operating activities:	-	-	-
Changes in operating assets and liabilities:
Prepaid expenses	-	2,638	-
Accrued interest payable	176	-	176
Accounts payable	3,090	1,784	3,267

Net Cash Used in Operating Activities	(4,518)	(14,365)	(62,432)

INVESTING ACTIVITIES	-	-	-

Net Cash Provided by (Used in) Investing Activities	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	40,600
Proceeds from related party payables	4,500	852	22,105

Net Cash Provided by Financing Activities	4,500	852	62,705

NET INCREASE (DECREASE) IN CASH	(18)	(13,513)	273

CASH AT BEGINNING OF PERIOD	291	29,842	-

CASH AT END OF PERIOD	$273	$16,329	$273

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

INCOME NOW CONSULTING
(A Development Stage Company)
Notes to the Financial Statements

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

Basis of Presentation
The unaudited financial statements as of August 31, 2011 and for the three months ended August 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission  (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 2011 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three month period ended August 31, 2011, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending May 31, 2012. The balance sheet at May 31, 2011 has been derived from the audited financial statements at that date.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $65,875 as of August 31, 2011.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

INCOME NOW CONSULTING
(A Development Stage Company)
Notes to the Financial Statements

NOTE 3 – RELATED PARTY PAYABLES

On July 31, 2011, the Company entered into a Promissory Note with Ruthy Navon (the Company’s prior Secretary and Promoter, who the Company is party to a Consulting Agreement with).  The Promissory Note evidences $17,605 loaned to the Company by Ms. Navon, bears interest at the rate of 12% per annum and is due and payable on August 15, 2011. The Promisory Note was paid by a director of the Company and the $17,605 is now payable to the director with interest at the rate of 12% per annum.  The Company has accrued $176 of interest on the loan as of August 31, 2011.

Various expenses of the Company, including general and administrative expenses and professional fees, have been paid for or made by a related party. The related party payable totals $4,500 at August 31, 2011, bears no interest, is unsecured and due upon demand.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through the date of this report and there are no material subsequent events to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," "PROJECTS," "ESTIMATES," "PLANS," "MAY INCREASE," "MAY FLUCTUATE," AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD," "WOULD," "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO AUGUST 31, 2011. AS USED HEREIN, THE "COMPANY," “INCOME NOW,” "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO INCOME NOW CONSULTING.

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

Our business objectives are

●	To further develop an interactive web-based program that will benefit non-profit organizations, schools and clubs, giving our clients the opportunity to maximize their fundraising efforts.
●	To execute our web-based marketing campaign and to create interest in our services and product.
●	To establish a brand name that will be associated with user-friendly interactive program and database management.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2011

We had no revenues for the three months ended August 31, 2011.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive fundraising program.

Our total operating expenses for the three months ended August 31, 2011 were $7,608, and consisted of $18 in general and administrative expenses and $7,590 in professional fees.  We therefore recorded a net loss of $7,784 for the three months ended August 31, 2011. Comparatively, our total operating expenses for the three months ended August 31, 2010 were $18,787, and consisted of $2,843 in general and administrative expenses and $15,944 in professional fees.  We therefore recorded a net loss of $18,787 for the three months ended August 31, 2010.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with the filing of periodic and current reports required to maintain our status as a reporting company under the Securities Exchange Act of 1934, as amended.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended August 31, 2011, we raised $4,500 from loans from our officers and Directors.

At August 31, 2011, we had total assets, consisting solely of cash of $273.

At August 31, 2011, we had total liabilities of $25,548, consisting of $3,267 in accounts payable and $22,281 in related party loans and payables.

At August 31, 2011, we had a working capital deficit of $25,275.

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

We had net cash used in operating activities of $4,518 for the three months ended August 31, 2011, which included $7,784 of net loss partially offset by $3,090 of increase in accounts payable and an increase of $176 in accrued interest payable.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $65,875 as of August 31, 2011.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

INCOME NOW CONSULTING

DATED: October 8, 2011	By: /s/ Issam Abud
Issam Abud
President, Chief Executive Officer
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer),
and Director