Form 10-Q
period 2011-11-30
Income Now Consulting
filed 2011-12-21
CIK 1493265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

At December 13, 2011, there were 4,804,000 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME NOW CONSULTING
(A Development Stage Company)
Balance Sheets
ASSETS

	November 30,	May 31,
	2011	2011
	(Unaudited)
CURRENT ASSETS
Cash	$255	$291

Total Current Assets	255	291

TOTAL ASSETS	$255	$291

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,484	$177
Interest payable	704	-
Notes payable - related party	17,605	-
Accounts payable - related party	8,800	17,605

Total Current Liabilities	29,593	17,782

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at par value of $0.0001, 4,804,000 shares issued and outstanding	480	480
Additional paid-in capital	40,120	40,120
Deficit accumulated during the development stage	(69,938)	(58,091)

Total Stockholders' Equity (Deficit)	(29,338)	(17,491)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$255	$291

The accompanying notes are an integral part of these financial statements.

INCOME NOW CONSULTING
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on April 23, 2010
	For the Three Months Ended		For the Six Months Ended		through
	November 30,		November 30,		November 30,
	2011	2010	2011	2010	2011
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-
OPERATING EXPENSES
Professional fees	3,517	11,415	11,107	26,704	60,888
General and administrative	18	3,128	36	5,970	8,346
Total Operating Expenses	3,535	14,543	11,143	32,674	69,234
INCOME (LOSS) FROM
LOSS FROM OPERATIONS	(3,535)	(14,543)	(11,143)	(32,674)	(69,234)
OTHER INCOME (EXPENSE)
Interest expense	(528)	-	(704)	-	(704)
Total other income (expense)	(528)	-	(704)	-	(704)
INCOME (LOSS) BEFORE
LOSS BEFORE INCOME TAXES	(4,063)	(14,543)	(11,847)	(32,674)	(69,938)
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-	-	-	-
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(4,063)	$(14,543)	$(11,847)	$(32,674)	$(69,938)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	4,804,000	4,804,000	4,804,000	4,804,000

The accompanying notes are an integral part of these financial statements

INCOME NOW CONSULTING
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on April 23, 2010
	For the Six Months Ended		Through
	November 30,		November 30,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(11,847)	$(32,674)	$(69,938)
Adjustments to reconcile net loss to net cash used by operating activities:	-	-	-
Changes in operating assets and liabilities:
Prepaid expenses	-	6,050	-
Accrued interest payable	704	-	704
Accounts payable	2,307	1,470	2,484
Net Cash Used in Operating Activities	(8,836)	(25,154)	(66,750)
INVESTING ACTIVITIES	-	-	-
Net Cash Provided by (Used in) Investing Activities	-	-	-
FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	40,600
Proceeds from related party payables	8,800	-	26,405
Net Cash Provided by Financing Activities	8,800	-	67,005
NET INCREASE (DECREASE) IN CASH	(36)	(25,154)	255
CASH AT BEGINNING OF PERIOD	291	29,841	-

CASH AT END OF PERIOD	$255	$4,687	$255

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

Basis of Presentation
The unaudited financial statements as of November 30, 2011 and for the three months ended November 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission  (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of November 30, 2011 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three month period ended November 30, 2011, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending May 31, 2012. The balance sheet at May 31, 2011 has been derived from the audited financial statements at that date.

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

NOTE 2 - GOING CONCERN
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $69,938 as of November 30, 2011.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY PAYABLES

On July 31, 2011, the Company entered into a Promissory Note with a related party.  The Promissory Note evidenced $17,605 loaned to the Company with interest at the rate of 12% per annum and was due and payable on August 15, 2011. The Promissory Note was paid by a director of the Company and the $17,605 is now payable to the director with interest at the rate of 12% per annum.  The Company has accrued $704 of interest on the loan as of November 30, 2011.

Various expenses of the Company, including general and administrative expenses and professional fees, have been paid for or made by a related party. The related party payable totals $8,800 at November 30, 2011, bears no interest, is unsecured and due upon demand.

Various expenses of the Company, including general and administrative expenses and professional fees, have been paid for or made by a related party. The related party payable totals $8,800 at November 30, 2011, bears no interest, is unsecured and due upon demand.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011

We had no revenues for the three months ended November 30, 2011 and 2010.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive fundraising program.

Our total operating expenses for the three months ended November 30, 2011 were $3,535, and consisted of $18 in general and administrative expenses and $3,517 in professional fees.   Comparatively, our total operating expenses for the three months ended November 30, 2010 were $14,543, and consisted of $3,128 in general and administrative expenses and $11,543 in professional fees.  We incurred $528 in accrued interest expense during the three months ended November 30, 2011 compared to $-0- during 2010. We therefore recorded a net loss of $4,063 for the three months ended November 30, 2011 compared to $14,543. During 2010 we were completing the registration of our company with the SEC which caused a much higher professional fee expense. During 2011 our expenses related to maintaining our filings with the SEC.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011

We had no revenues for the six months ended November 30, 2011 and 2010.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive fundraising program.

Our total operating expenses for the six months ended November 30, 2011 were $11,143, and consisted of $36 in general and administrative expenses and $11,107 in professional fees.   Comparatively, our total operating expenses for the six months ended November 30, 2010 were $32,674, and consisted of $5,970 in general and administrative expenses and $26,704 in professional fees.  We incurred $704 in accrued interest expense during the six months ended November 30, 2011 compared to $-0- during 2010. We therefore recorded a net loss of $11,847 for the six months ended November 30, 2011 compared to $32,674. During 2010 we were completing the registration of our company with the SEC which caused a much higher professional fee expense. During 2011 our expenses related to maintaining our filings with the SEC.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with the filing of periodic and current reports required to maintain our status as a reporting company under the Securities Exchange Act of 1934, as amended.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended November 30, 2011, we raised $8,800 from loans from our officers and Directors.

At November 30, 2011, we had total assets, consisting solely of cash of $255.

At November 30, 2011, we had total liabilities of $29,593, consisting of $2,484 in accounts payable and $27,109 in related party loans and payables.

At November 30, 2011, we had a working capital deficit of $29,338.

We estimate that our current cash balances will be extinguished by approximately December 2011 if we do not have any unanticipated expenses. As discussed above, we estimate the need for approximately $65,000 in additional funding to support our operations over the next approximately 12 months.  Although there can be no assurance at present, we hope to be in a position to generate revenues by September 2012 however, we will still need to raise additional funding to support our operations and pay the expenses described above, as discussed in greater detail below.

We had net cash used in operating activities of $8,836 for the six months ended November 30, 2011, which included $11,847 of net loss partially offset by $2,307 of increase in accounts payable and an increase of $704 in accrued interest payable. We received $8,800 of related party advances during the six month period.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $69,938 as of November 30, 2011.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

INCOME NOW CONSULTING

DATED: December 13, 2011	By:	/s/ Issam Abud
Issam Abud
President, Chief Executive Officer
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer),
and Director