Form 10-Q
period 2012-02-29
Income Now Consulting
filed 2012-04-13
CIK 1493265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-167984

ACM CORPORATION
(Name of registrant in its charter)

Nevada	7380	68-0680465
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

1736 Angel Falls Street
Las Vegas, NV, 89142-1230
(Address of principal executive offices)

(209) 694-4885
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes   ☐ No   ☐

At April 6, 2012, there were 89,642,640 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACM CORPORATION (FKA INCOME NOW CONSULTING) (A Development Stage Company) Balance Sheets
ASSETS

	February 29,	May 31,
	2012	2011
	(unaudited)
CURRENT ASSETS
Cash	$-	$291

Total Current Assets	-	291

TOTAL ASSETS	$-	$291

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$177
Accounts payable - related party	-	17,605

Total Current Liabilities	-	17,782
STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 50,000,000 shares authorized at
par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at
par value of $0.0001, 89,642,640 shares
issued and outstanding	89,642	89,642
Additional paid-in capital	(677)	(49,042)
Deficit accumulated during the development stage	(88,965)	(58,091)

Total Stockholders' Equity (Deficit)	-	(17,491)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$-	$291

The accompanying notes are an integral part of these financial statements.

ACM CORPORATION
(FKA INCOME NOW CONSULTING)
(A Development Stage Company)
Statements of Operations
(Unaudited)
	For the Three Months Ended February 29,	For the Three Months Ended February 28,	For the Nine Months Ended February 29,	For the Nine Months Ended February 28,	From Inception on April 23, 2010 through February 29,
	2012	2011	2012	2011	2012
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-
OPERATING EXPENSES
Professional fees	18,773	9,637	29,880	36,341	79,661
General and administrative	254	43	290	6,013	8,600
Total Operating
Expenses	19,027	9,680	30,170	42,354	88,261

INCOME (LOSS) FROM
LOSS FROM OPERATIONS	(19,027)	(9,680)	(30,170)	(42,354)	(88,261)
OTHER INCOME (EXPENSE)
Interest expense	-	-	(704)	-	(704)
Total other income (expense)	-	-	(704)	-	(704)
INCOME (LOSS) BEFORE
LOSS BEFORE INCOME TAXES	(19,027)	(9,680)	(30,874)	(42,354)	(88,965)
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-	-	-	-
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(19,027)	$(9,680)	$(30,874)	$(42,354)	$(88,965)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	89,642,640	89,642,640	89,642,640	89,642,640

The accompanying notes are an integral part of these financial statements

ACM CORPORATION (FKA INCOME NOW CONSULTING)
(A Development Stage Company) Statements of Cash Flows
	For the Nine Months Ended February 29,	For the Nine Months Ended February 28,	From Inception on April 23, 2010 Through February 29,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(30,874)	$(42,354)	$(88,965)
Adjustments to reconcile net loss to
net cash used by operating activities:	-	-	-
Changes in operating assets and liabilities:
Prepaid expenses	-	6,750	-
Accrued interest payable	-	-	-
Accounts payable	(177)	1,998	-
Net Cash Used in Operating Activities	(31,051)	(33,606)	(88,965)

INVESTING ACTIVITIES	-	-	-
FINANCING ACTIVITIES
Proceeds from common stock issued	-	-	40,600
Proceeds from related party payables	30,760	4,074	48,365
Net Cash Provided by Financing Activities	30,760	4,074	88,965
NET INCREASE (DECREASE) IN CASH	(291)	(29,532)	-
CASH AT BEGINNING OF PERIOD	291	29,841	-
CASH AT END OF PERIOD	$-	$309	$-
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Contributed capital	$48,365	$-	$48,365

The accompanying notes are an integral part of these financial statements.

ACM CORPORATION
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

ACM Corporation (formerly known as Income Now Consulting) (the “Company”) was incorporated in the State of Nevada on April 23, 2010. The Company is engaged in offering an interactive web-based fundraising program designed for non-profit organizations, schools and clubs. The Company has no revenues and limited operations and is accordingly classified as a development stage company.

Basis of Presentation

The unaudited financial statements as of February 29, 2012 and for the nine months ended February 29, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission  (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of February 29, 2012 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the nine month period ended February 29, 2012, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending May 31, 2012. The balance sheet at May 31, 2011 has been derived from the audited financial statements at that date.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $88,965as of February 29, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Various expenses of the Company, including general and administrative expenses and professional fees, have been paid for or made by a related party. On January 25, 2012, the Company entered into an extinguishment of debt agreement with Ruthy Navon (related-party). The agreement extinguishes all debt, including interest payable, due to Ruthy Navon. The total of debt extinguished was $48,365.

NOTE 4 – SUBSEQUENT EVENTS

On March 13, 2012 (subsequent to the end of the period covered by this report), the Company filed an amendment to its Articles of Incorporation (the “Amended Articles”) with the Secretary of the State of Nevada, pursuant to which the Company changed its name from Income Now Consulting to ACM Corporation. The Company’s new name was declared effective by FINRA, for OTC trading purposes, on March 30, 2012. The name change was accompanied by a new trading symbol for its common stock, “ACMA.”

The Company is currently engaged in discussions with ACM Corporation, a Bahamas corporation (“ACM Bahamas”), regarding a possible business combination involving the two companies. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with any transaction. With the permission of ACM Bahamas, the Company has changed its name to facilitate these discussions. If the parties determine not to proceed with a business combination, the Company will change its name back to Income Now Consulting or adopt another name.

The Company’s Board of Directors also declared an 18.66-for-1 forward stock split on the Company’s common stock in the form of a dividend, with a record date of March 9, 2012, a payment date of March 22, 2012, an ex-dividend date of March 23, 2012, and a due bill redeemable date of March 27, 2012. The stock split entitled each shareholder as of the record date to receive 17.66 additional shares of common stock for each one share owned. Additional shares issued as a result of the stock split were distributed on the payment date.

ACM Bahamas is a junior mining enterprise with a focus on West Africa.  ACM has one producing manganese mine in Burkina Faso, and one manganese mine in development in Mali.  Manganese is essential to steel production, which is its primary use; it is also used in aluminum alloys and other industrial applications.  ACM’s global headquarters is located in the United States in Boston, Massachusetts, with West African regional offices in Ouagadougou, Burkina Faso, and Bamako, Mali.

In accordance with ASC 855 the Company’s management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," "PROJECTS," "ESTIMATES," "PLANS," "MAY INCREASE," "MAY FLUCTUATE," AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD," "WOULD," "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO AUGUST 31, 2011. AS USED HEREIN, THE "COMPANY," “INCOME NOW,” "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO ACM CORPORATION.

Overview of the Company

We were incorporated in the state of Nevada on April 23, 2010. We had been focused on developing and marketing a web-based interactive fundraising program.  Our head offices are currently located at 1736 Angel Falls Street, Las Vegas, NV 89142. Our telephone number is 1-209-694-4885.

On March 13, 2012 (subsequent to the end of the period covered by this report), we filed an amendment to our Articles of Incorporation (the “Amended Articles”) with the Secretary of the State of Nevada, pursuant to which we changed our name from Income Now Consulting to ACM Corporation. The Company’s new name was declared effective by FINRA, for OTC trading purposes, on March 30, 2012. The name change was accompanied by a new trading symbol for our common stock, “ACMA.”

We are currently engaged in discussions with ACM Corporation, a Bahamas corporation (“ACM Bahamas”), regarding a possible business combination involving the two companies. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with any transaction. With the permission of ACM Bahamas, we have changed our name to facilitate these discussions. If the parties determine not to proceed with a business combination, we will change our name back to Income Now Consulting or adopt another name.

ACM Bahamas is a junior mining enterprise with a focus on West Africa.  ACM has one producing manganese mine in Burkina Faso, and one manganese mine in development in Mali.  Manganese is essential to steel production, which is its primary use; it is also used in aluminum alloys and other industrial applications.  ACM’s global headquarters is located in the United States in Boston, Massachusetts, with West African regional offices in Ouagadougou, Burkina Faso, and Bamako, Mali.

Our Board of Directors also declared an 18.66-for-1 forward stock split on the Company’s common stock in the form of a dividend, with a record date of March 9, 2012, a payment date of March 22, 2012, an ex-dividend date of March 23, 2012, and a due bill redeemable date of March 27, 2012. The stock split entitled each shareholder as of the record date to receive 17.66 additional shares of common stock for each one share owned. Additional shares issued as a result of the stock split were distributed on the payment date.

Unless otherwise indicated, all historical share and per share numbers relating to our common stock in this report have been adjusted to give effect to the stock split.

PLAN OF OPERATION

No definitive terms regarding a possible business combination between us and ACM have been agreed to, and neither party is currently bound to proceed with any transaction, and there can be no assurance that any such transaction will be consummated.  The following discussion assumes no such transaction will occur.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012

We had no revenues for the three months ended February 29, 2012 and 2011.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive fundraising program.

Our total operating expenses for the three months ended February 29, 2012 were $19,028, and consisted of $255 in general and administrative expenses and $18,773 in professional fees.   Comparatively, our total operating expenses for the three months ended February 28, 2011 were $9,680, and consisted of $43 in general and administrative expenses and $9,637 in professional fees.  We incurred $0 in accrued interest expense during the three months ended February 29, 2012 compared to $-0- during 2011. We therefore recorded a net loss of $19,028 for the three months ended February 29, 2012 compared to $9,680.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012

We had no revenues for the nine months ended February 29, 2012 and 2011.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive fundraising program.

Our total operating expenses for the nine months ended February 29, 2012 were $30,171, and consisted of $291 in general and administrative expenses and $29,880 in professional fees.   Comparatively, our total operating expenses for the nine months ended February 28, 2011 were $42,354, and consisted of $6,013 in general and administrative expenses and $36,341 in professional fees.  We incurred $704 in accrued interest expense during the nine months ended February 29, 2012 compared to $-0- during 2011. We therefore recorded a net loss of $30,875 for the nine months ended February 29, 2012 compared to $42,354. During 2010 we were completing the registration of our company with the SEC which caused a much higher professional fee expense. During 2011 our expenses related to maintaining our filings with the SEC.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with the filing of periodic and current reports required to maintain our status as a reporting company under the Securities Exchange Act of 1934, as amended.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended February 29, 2012, we raised $30,670 from loans from our officers and Directors.

At February 29, 2012, we had total assets, consisting solely of cash of $0.

At February 29, 2012, we had total liabilities of $0.

At February 29, 2012, we had working capital deficit of $0.

We have no cash balance as of February 29, 2012. As discussed above, we estimate the need for approximately $65,000 in additional funding to support our operations over the next approximately 12 months.  Although there can be no assurance at present, we hope to be in a position to generate revenues by September 2012 however, we will still need to raise additional funding to support our operations and pay the expenses described above, as discussed in greater detail below.

We had net cash used in operating activities of $31,051 for the nine months ended February 29, 2012, which included $30,874 of net loss  and a $177 of decrease in accounts payable. We received $30,760 of related party advances during the nine month period.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $88,966 as of February 29, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 1A. RISK FACTORS

Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in us. You should carefully consider the risk factors and other information described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011, as filed with the Commission (the “Form 10-K”), before deciding to become a holder of our common stock. If any of the risks set forth in our Form 10-K actually occur, our business and financial results could be negatively affected to a significant extent.  There has not been any material changes in the risk factors set forth in our Form 10-K as of the date of this filing.

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

ACM CORPORATION

DATED: April 13, 2012	By:	/s/ Issam Abud
Issam Abud
President, Chief Executive Officer
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer),
and Director