Form 10-K
period 2012-05-31
ACM Corp
filed 2012-08-30
CIK 1493265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 333-167984

———————
ACM CORPORATION
(Exact name of registrant as specified in its charter)
———————

NEVADA	68-0680465
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1736 Angel Falls Street, Las Vegas, Nevada	89142
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (209) 694-4885

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0, as there was no public market for the registrants common stock as of November 30, 2011.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date:
89,642,640 shares of common stock issued and outstanding as of August 21, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

FORM 10-K

FOR THE FISCAL YEAR ENDED MAY 31, 2012

TABLE OF CONTENTS

Part I

Item 1. Business	1

Item 1A. Risk Factors	3

Item 2. Properties	3

Item 3. Legal Proceedings	3

Item 4. Mine Safety Disclosures	3

Part II

Part III

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Annual Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undo reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-K, unless another date is stated, are to May 31, 2012. As used herein, the “Company,” “ACM Corporation,” “we,” “us,” “our” and words of similar meaning refer to ACM Corporation.

ITEM 1. Business

Overview of the Company

We were incorporated in the state of Nevada on April 23, 2010. We were originally focused on developing and marketing a web-based interactive fundraising program.  Our head offices are currently located at: 5348 Vegas Drive, Suite 662, Las Vegas, Nevada 89108. Our telephone number is 1-209-694-4885.

We have determined that we cannot continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore, although we may return to our intended business operations at a later date, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, we cannot assure you that there will be any other business opportunities available, or of the nature of any business opportunity that we may find, or of the financial resources required of any possible business opportunity.

General

We have minimal operating costs and expenses at the present time due to our limited business activities. We may, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses, and we may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of our equity securities and/or loans from our directors. There is no assurance that additional financing will be available, if required, or on terms favorable to us.

We are not currently engaging in any product research and development and have no plans to do so in the foreseeable future.

We have no present plans to purchase or sell any plant or significant equipment.

The Company does not have any patents, trademarks, licenses, or franchises.

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations. We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Other than our two officers (as described below under “Directors, Executive Officers and Corporate Governance”), we do not have any employees. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

We have an independent contractor agreement (which we entered into in June 2010) in place with an entity owned and controlled by our former Secretary, Ruthy Navon, who has agreed to assist the Company in connection with the steps required for the Company to become a fully reporting company in the United States and to obtain a listing on the Over-The-Counter-Bulletin Board, pursuant to which we have agreed to pay her a flat fee of $3,000.   Ms. Navon currently assists various companies which have operations, assets and officers and Directors located in Israel who desire to go public and become reporting companies in the United States.  She previously lived in Israel and was referred to the Company’s management by her pre-existing relationships in Israel.  Ms. Navon assisted the Company in connection with engaging United States legal counsel, independent auditors, the opening of bank accounts and with obtaining a principal office location in the United States.  Ms. Navon also serves as a liaison between the Company’s officers and Directors in Israel and the Company’s attorneys and auditors located in the United States.  Ms. Navon has also assisted and advised the Company’s officers and Directors with information from her prior experience with publicly reporting companies in the United States, and the steps, timing and process to become publicly traded in the United States, as well as providing suggestions to the Company’s management (based on her prior public company experience) on the terms of the Company’s prior private placement offering and the capital structure of the Company.  Ms. Navon also served as the Company’s Secretary until June 2010, so that she could enter into agreements for and open a bank account for the Company, as its other officers and Directors are residents of and reside in Israel.  Ms. Navon does not own any interest, contingent or otherwise in the Company, other than her right to receive $3,000 as provided above.  Ms. Navon’s biographical information is disclosed below under “Directors, Executive Officers and Corporate Governance.”

Recent Events

On January 25, 2012, the Company entered into an extinguishment of debt agreement with Ruthy Navon (related-party). The agreement extinguishes all debt, including interest payable, due to Ruthy Navon. The total of debt extinguished was $48,365.

On March 31, 2012, a related party deposited $4,999 into the Company. The amount does not gain interest and is due on demand.

On March 13, 2012, we filed an amendment to our Articles of Incorporation (the “Amended Articles”) with the Secretary of the State of Nevada, pursuant to which we changed our name from Income Now Consulting to ACM Corporation.  We had been engaged in discussions with ACM Corporation, a Bahamas corporation (“ACM”), regarding a possible business combination involving the two companies.  However, such discussions have subsequently terminated. We changed our name to facilitate these discussions. Since the parties have determined not to proceed with a business combination, we may change our name back to Income Now Consulting or adopt another name.

The Company’s Board of Directors declared an 18.66-for-1 forward stock split on the Company’s common stock in the form of a dividend, with a record date of March 9, 2012, a payment date of March 22, 2012, an ex-dividend date of March 23, 2012, and a due bill redeemable date of March 27, 2012. The stock split entitled each shareholder as of the record date to receive 17.66 additional shares of common stock for each one share owned. Additional shares issued as a result of the stock split were distributed on the payment date. The accompanying financial statements reflect the forward stock split on a retroactive basis.

ITEM 1A. Risk Factors

Because we are a “smaller reporting company” as that term is defined by the SEC, we are not required to present risk factors at this time.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

On June 1, 2011, the Company entered into a Nevada Residential Lease Agreement, pursuant to which the Company agreed to lease the use of office space at 1736 Angel Falls Street, Las Vegas, Nevada (the “Lease”).  The Lease had a term from June 1, 2011 to May 31, 2012.  Rent payable under the Lease was $200 per month. Pursuant to the Lease, we were provided the shared use of the landlord’s residence for our principal office location.

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

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In January 2011, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) (currently under the symbol ACMA.OB); however, there is currently no market for our common stock, and no shares of our common stock have traded on the OTCBB to date.

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

Holders of Our Common Stock

As of August 21, 2011, we had approximately 39  registered shareholders.

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

 Plan of Operation

We were incorporated on April 23, 2010. We were originally focused on developing and marketing a web-based interactive fundraising program.

We have determined that we cannot continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore, although we may return to our intended business operations at a later date, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, we cannot assure you that there will be any other business opportunities available, or of the nature of any business opportunity that we may find, or of the financial resources required of any possible business opportunity.

We have minimal operating costs and expenses at the present time due to our limited business activities. We may, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses.  There is no assurance that additional financing will be available, if required, or on terms favorable to us.

Results of Operations for the Year Ended May 31 2012, Compared to the Year Ended May 31, 2011

We had no revenues for the year ended May 31, 2012, or for the year ended May 31, 2011.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive fundraising program.

Our total expenses for the year ended May 31, 2012 were $36,295, compared to total expenses for the year ended May 31, 2011, of $53,460, a decrease of $17,165 from the prior period.  The reason for the decrease in expenses was due to a $15,187 decrease in professional fees, to $32,242 for the year ended May 31, 2012, compared to $47,429 for the year ended May 31, 2011, and a $2,682 decrease in general and administrative expenses to $3,349 for the year ended May 31, 2012, compared to $6,031 for the year ended May 31, 2011. The higher expenses in the year ended May 31, 2011 were due to the preparation and completion of our Securities Act registration statement in July through December 2010.

We had a net loss of $36,295 for the year ended May 31, 2012, compared to a net loss of $53,460 for the year ended May 31, 2011.

We anticipate our operating expenses will increase if we develop a new business plan or pursue other business opportunities.

Liquidity and Capital Resources

We raised $400 from the sale of stock to our officers and Directors and $40,200 through a private placement to 37 non-affiliated investors, pursuant to which in May 2010, we sold an aggregate of 14,198,640 shares of our common stock for aggregate consideration of $40,200 ($0.003 per share) to 37 offshore investors.

At May 31, 2012, we had total assets, consisting solely of cash, of $141.

At May 31, 2012, we had total liabilities of $5,562, consisting of related party payables.

At May 31, 2012, we had a working capital deficit of $5,421.

We had net cash used in operating activities of $36,295 for the year ended May 31, 2012, which included $38,095 of net loss.

We had net cash provided by financing activities of $36,145 for the year ended May 31, 2012 from related party loans.

On July 31, 2011, the Company entered into a Promissory Note with Ruthy Navon (the Company’s prior Secretary and Promoter, who the Company is party to a Consulting Agreement with, as described above).  The Promissory Note evidences $17,605 loaned to the Company by Ms. Navon, bears interest at the rate of 12% per annum and is due and payable on August 15, 2011.   The Promissory Note was forgiven and contributed to capital along with other liabilities totaling $48,365 in 2012.

We have never had any income from operations.

We have minimal operating costs and expenses at the present time due to our limited business activities. We may, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses, and we may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of our equity securities and/or loans from our directors. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $94,386 as of May 31, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of ACM Corporation (fka ACM Corporation (fka Income Now Consulting)):

We have audited the accompanying balance sheet of ACM Corporation (fka Income Now Consulting) (a Nevada corporation in the development stage) as of May 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2012 and 2011, and from inception (April 23, 2010) through May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ACM Corporation (fka Income Now Consulting). as of May 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended May 31, 2012 and 2011, and from inception (April 23, 2010) through May 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as May 31, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,
Weinberg & Baer LLC
Baltimore, Maryland
August 16, 2012

ACM CORPORATION
(FKA INCOME NOW CONSULTING)
(A Development Stage Company)
Balance Sheets

ASSETS

	May 31,	May 31,
	2012	2011

Cash	$141	$291

Total Current Assets	141	291

TOTAL ASSETS	$141	$291

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$177
Payable - related party	5,562	17,605

Total Current Liabilities	5,562	17,782

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 50,000,000 shares authorized at
par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at
par value of $0.0001, 89,642,640 shares
issued and outstanding	8,964	8,964
Additional paid-in capital	80,001	31,636
Deficit accumulated during the development stage	(94,386)	(58,091)

Total Stockholders' Equity (Deficit)	(5,421)	(17,491)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$141	$291

The accompanying notes are an integral part of these financial statements.

ACM CORPORATION
(FKA INCOME NOW CONSULTING)
(A Development Stage Company)
Statements of Operations

			From Inception
			on April 23, 2010
	For the Year Ended		through
	May 31,		May 31,
	2012	2011	2012

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES
Professional fees	32,242	47,429	82,023
General and administrative	3,349	6,031	11,659

Total Operating
Expenses	35,591	53,460	93,682

INCOME (LOSS) FROM
LOSS FROM OPERATIONS	(35,591)	(53,460)	(93,682)

OTHER INCOME (EXPENSE)
Interest expense	(704)	-	(704)

Total other income (expense)	(704)	-	(704)

INCOME (LOSS) BEFORE
LOSS BEFORE INCOME TAXES	(36,295)	(53,460)	(94,386)
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-	-
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(36,295)	$(53,460)	$(94,386)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	89,642,640	89,642,640

The accompanying notes are an integral part of these financial statements

ACM CORPORATION
(FKA INCOME NOW CONSULTING)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, April 23, 2010	-	$-	$-	$-	$-

Common stock issued to foundersfor services at $0.0001 per share	74,640,000	7,464	(7,064)	-	400

Common stock issued for cash at $0.05 per share	15,002,640	1,500	38,700	-	40,200

Loss from inception through
May 31, 2010	-	-	-	(4,631)	(4,631)

Balance, May 31, 2010	89,642,640	8,964	31,636	(4,631)	35,969

Loss for the year ended
May 31, 2011	-	-	-	(53,460)	(53,460)

Balance, May 31, 2011	89,642,640	8,964	31,636,	(58,091)	(17,491)

Contributed capital	-	-	48,365	-	48,365

Loss for the year ended
May 31, 2012	-	-	-	(36,295)	(36,295)

Balance, May 31, 2012	89,642,640	$8,964	$80,001	$(94,386)	$(5,421)

The accompanying notes are an integral part of these financial statements

ACM CORPORATION
(FKA INCOME NOW CONSULTING)
(A Development Stage Company)
Statements of Cash Flows

				From Inception
				on April 23, 2010
		For the Year Ended		Through
		May 31,		May 31,
		2012	2011	2012

OPERATING ACTIVITIES

Net loss		$(36,295)	$(53,460)	$(94,386)
Adjustments to reconcile net
loss to
net cash used by operating
activities:		-	-	-
Changes in operating assets
and liabilities:
Prepaid expenses		-	6,750	-
Accounts payable		-	(445)	-
	Net Cash Used in
	Operating Activities	(36,295)	(47,155)	(94,386)

INVESTING ACTIVITIES		-	-	-
FINANCING ACTIVITIES
Proceeds from
common stock issued		-	-	40,600
Proceeds from related
party payables		36,145	17,605	53,927
	Net Cash Provided by
	Financing Activities	36,145	17,605	94,527

NET INCREASE
(DECREASE) IN
CASH		(150)	(29,550)	141
CASH AT BEGINNING
OF PERIOD		291	29,841	-
CASH AT END OF
PERIOD		$141	$291	$141
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
CASH PAID FOR:

Interest		$-	$-	$-

Income taxes		$-	$-	$-
NON CASH FINANCING
ACTIVITIES:

Contributed capital		$48,365	$-	$48,365

The accompanying notes are an integral part of these financial statements.

ACM Corporation
(A Development Stage Company)
Notes to Financial Statements
May 31, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
ACM Corporation (the Company) was incorporated in the State of Nevada on April 23, 2010.  The Company was originally engaged in offering an interactive web based fund raising program designed for non-profit organizations, schools and clubs. The Company changed its name on March 13, 2012, and was formerly known as Income Now Consulting.  The Company has no revenues to date and limited operations and is accordingly classified as a development stage company.

The Company has determined that it cannot continue with its business operations as outlined in its original business plan because of a lack of financial results and resources; therefore, although the Company may return to its intended business operations at a later date, it has redirected its focus towards identifying and pursuing options regarding the development of a new business plan and direction. The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, the Company cannot guarantee that there will be any other business opportunities available, or of the nature of any business opportunity that it may find, or of the financial resources required of any possible business opportunity.

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

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

Stock-based compensation
As of May 31, 2012, the Company has not issued any share-based payments to its employees.  The Company has adopted ASC 718 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2012 and 2011.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. The carrying value of accounts payable, accrued liabilities, and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	May 31, 2012	May 31, 2011
Income tax benefit at statutory rate	$12,340	$(18,176)
Valuation allowance	(12,340)	(18,176)
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	May 31, 2012	May 31, 2011
NOL carryover	$(32,091)	$(19,751)
Valuation allowance	(32,091)	(19,751)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $94,386 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits. The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

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

NOTE 2 – GOING CONCERN (CONTINUED)

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

NOTE 3 – RELATED PARTY PAYABLE

On July 31, 2011, the Company entered into a Promissory Note with Ruthy Navon (the Company’s prior Secretary and Promoter, who the Company is party to a Consulting Agreement).

Various expenses of the Company, including general and administrative expenses and professional fees, have been paid for or made by a related party. On January 25, 2012, the Company entered into an extinguishment of debt agreement with Ruthy Navon (related-party). The agreement extinguished all debt, including interest payable, due to Ruthy Navon. The total of debt extinguished was $48,365.

On March 31, 2012, a related party deposited $5,562 into the Company. The liability does not accrue interest and is due on demand.

NOTE 4 – COMMON STOCK

During the period ended May 31, 2010 the Company issued 804,000 shares at $0.05 per share for cash.
The Company’s Board of Directors declared an 18.66-for-1 forward stock split on the Company’s common stock in the form of a dividend, with a record date of March 9, 2012, a payment date of March 22, 2012, an ex-dividend date of March 23, 2012, and a due bill redeemable date of March 27, 2012. The stock split entitled each shareholder as of the record date to receive 17.66 additional shares of common stock for each one share owned. Additional shares issued as a result of the stock split were distributed on the payment date. The accompanying financial statements reflect the forward stock split on a retroactive basis.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date these financial statements were filed and there are no additional material subsequent events to report.

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

Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Under the supervision and with the participation of our President and Chief Executive Officer (our principal executive officer, principal accounting officer and principal financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive and Interim Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of the Evaluation Date; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

1.
We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

2.
We did not maintain proper segregation of duties for the preparation of our financial statements. We currently only have two interim officers overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies:

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

Item 11. Executive Compensation

We have not paid, nor do we owe, any compensation to our executive officers. We have not paid any compensation to our officers since inception.

We have no employment agreements with any of our executive officers or employees.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year (3)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Issam Abud President and Director(1)	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Sabrein Mari Treasurer and Director(2)	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common Stock	Mr. Issam Abud President and Director	37,320,000	41.6%

Common Stock	Ms. Sabrein Mari Treasurer and Director	37,320,000	41.6%

All officers and Directors as a Group (2 persons)		74,640,000	83.2%

(¹)	Based on 89,642,640 shares of our common stock outstanding as of August 21, 2012.

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

In April 2010, we sold 37,320,000 shares of common stock each to Issam Abud and Sabrein Mari (74,640,000 shares total), our President and Director and Treasurer and Director, respectively, in consideration for $200 each ($400 total) or $0.00001 per share.

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

Item 14. Principal Accounting Fees and Services

Effective August 18, 2011, the Company engaged Weinberg & Baer LLC as the Company’s independent auditor, who audited the consolidated financial statements of the Company for the fiscal years ended May 31, 2012 and 2011.

Following is a summary of the fees expensed relating to professional services rendered by the principal accountants for the fiscal years ended May 31, 2012 and 2011:

Fee Category	2012 Fees	2011 Fees

Audit Fees	$11,740	$7,500
All Other Fees	$-0-	$-0-

Total Fees	$11,740	$7,500

Part IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1(1)	Articles of Incorporation

3.2(2)	Amendment to Articles of Incorporation

3.2(1)	Bylaws

10.1(3)	Independent Contractor Agreement

10.2(4)	Promissory Note with Ruthy Navon

16.1(5)	Letter from GBH CPAs, PC

31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as exhibits to the Company’s Registration Statement on Form S-1, filed with the Commission on July 6, 2010, and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on March 26, 2012, and incorporated herein by reference.

(3) Filed as an exhibit to the Company’s Registration Statement on Form S-1/A, filed with the Commission on October 8, 2010, and incorporated herein by reference.

(4) Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011, filed with the Commission on September 7, 2011, and incorporated herein by reference.

(5) Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on August 29, 2011, and incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

ACM CORPORATION

DATED: August 29, 2012	By: /s/ Issam Abud
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
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer),
and Director

DATED: August 29, 2012	DATED: August 29, 2012