Form 10-Q
period 2012-08-31
ACM Corp
filed 2012-10-11
CIK 1493265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-167984

ACM CORPORATION

(Name of registrant in its charter)

Nevada	7380	68-0680465
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

488 Madison Avenue, 12th Floor New York, NY  10022

(Address of principal executive offices)

(212) 400-6900

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

At October 10, 2012, there were 89,642,640 shares of the Issuer's common stock outstanding.

ACM CORPORATION

(A Development Stage Company)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS	PAGE

Balance Sheets at August 31, 2012 and May 31, 2012	3

Unaudited Statements of Operations for the three months period ended August 31, 2012 and 2011 and for the period from inception, April 23, 2010, through August 31, 2012	4

Unaudited Statements of Cash Flows for the three months periods ended August 31, 2012 and 2011 and for the period from inception, April 23, 2010, through August 31, 2012	5

Notes to Financial Statements	6

ACM CORPORATION
(FKA INCOME NOW CONSULTING)
(A Development Stage Company)
Balance Sheets
ASSETS
		August 31,		May 31,
		2012		2012
		(unaudited)
CURRENT ASSETS
Cash		$66		$141

Total Current Assets		66		141

TOTAL ASSETS		$66		$141

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
	$		$
Interest payable		219		—
Notes payable - related party		14,033		5,562

Total Current Liabilities		14,252		5,562
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized at
par value of $0.0001, no shares issued and outstanding		—		—
Common stock, 100,000,000 shares authorized at
par value of $0.0001; 89,642,640 shares
issued and outstanding		8,964		8,964
Additional paid-in capital		80,001		80,001
Deficit accumulated during the development stage		(103,151)		(94,386)

Total Stockholders' Equity (Deficit)		(14,186)		(5,421)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)		$66		$141

The accompanying notes are an integral part of these financial statements.

ACM CORPORATION
(FKA INCOME NOW CONSULTING)
(A Development Stage Company)
Statements of Operations
(unaudited)
	For the Three Months Ended		From Inception on April 23, 2010 through
	August 31,		August 31,
	2012	2011	2012
REVENUES	$—	$—	$—

COST OF SALES	—	—	—
GROSS MARGIN	—	—	—

OPERATING EXPENSES
Professional fees	8,437	7,590	90,460
General and administrative	109	18	11,768
Total Operating
Expenses	8,546	7,608	102,228
INCOME (LOSS) FROM
LOSS FROM OPERATIONS	(8,546)	(7,608)	(102,228)
OTHER INCOME (EXPENSE)
Interest expense	(219)	(176)	(923)
Total other income (expense)	(219)	(176)	(923)
INCOME (LOSS) BEFORE
LOSS BEFORE INCOME TAXES	(8,765)	(7,784)	(103,151)
CURRENT INCOME TAX EXPENSE (BENEFIT)	—	—	—
PROVISION FOR INCOME TAXES	—	—	—
NET LOSS	$(8,765)	$(7,784)	$(103,151)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	89,642,640	89,642,640

The accompanying notes are an integral part of these financial statements

ACM CORPORATION
(FKA INCOME NOW CONSULTING)
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended		From Inception on April 23, 2010 through
	August 31,		August 31,
	2012	2011	2012

OPERATING ACTIVITIES
Net loss	$(8,765)	$(7,784)	$(103,151)
Adjustments to reconcile net loss to
net cash used by operating activities:	—	—	—
Changes in operating assets and liabilities:
Accrued interest payable	217	176	217
Accounts payable	—	3,090	—
Net Cash Used in Operating Activities	(8,548)	(4,518)	(102,934)
INVESTING ACTIVITIES	—	—	—
Net Cash Used in Investing Activities	—	—	—
FINANCING ACTIVITIES
Proceeds from common stock issued	—	—	40,600
Proceeds from related party payables	8,473	4,500	62,400
Net Cash Provided by Financing Activities	8,473	4,500	103,000
NET INCREASE (DECREASE) IN CASH	(75)	(18)	66
CASH AT BEGINNING OF PERIOD	141	291	—
CASH AT END OF PERIOD	$66	$273	$66
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
NON CASH FINANCING ACTIVITIES:
Contributed capital	$—	$—	$48,365

The accompanying notes are an integral part of these financial statements.

ACM CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

ACM Corporation (formerly known as Income Now Consulting) (the “Company”) was incorporated in the State of Nevada on April 23, 2010. The Company was originally engaged in offering an interactive web-based fundraising program designed for non-profit organizations, schools and clubs. The Company has no revenues and limited operations and is accordingly classified as a development stage company.

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

Basis of Presentation

The unaudited financial statements for the three months ended August 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission  (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 2012 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three month period ended August 31, 2012, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending May 31, 2013. The balance sheet at May 31, 2012 has been derived from the audited financial statements at that date.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $103,151 as of August 31, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY PAYABLES

On March 27, 2012, a related party deposited $5,562 into the Company. The liability is non-interest bearing and is due on demand. An additional $8,473 was received during July 2012 which accrues interest at 12% per annum and is due on demand.

Various expenses of the Company, including general and administrative expenses and professional fees, have been paid for or made by a related party.

On January 25, 2012, the Company entered into an extinguishment of debt agreement with Ruthy Navon (related-party). The agreement extinguished all debt as of January 25, 2012, including interest payable, due to Ruthy Navon. The total of debt extinguished was $48,365.

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

Overview of the Company

We were incorporated in the state of Nevada on April 23, 2010. We had been focused on developing and marketing a web-based interactive fundraising program.  However, we have determined that we cannot continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore, although we may return to our intended business operations at a later date, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, we cannot assure you that there will be any other business opportunities available, or of the nature of any business opportunity that we may find, or of the financial resources required of any possible business opportunity.

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

We had been engaged in discussions with ACM Corporation, a Bahamas corporation (“ACM Bahamas”), regarding a possible business combination involving the two companies. However, such discussions have subsequently terminated. We changed our name to facilitate these discussions. Since the parties have determined not to proceed with a business combination, we may change our name back to Income Now Consulting or adopt another name.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2012

We had no revenues for the three months ended August 31, 2012 and 2011.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive fundraising program.

Our total operating expenses for the three months ended August 31, 2012 were $8,546, and consisted of $109 in general and administrative expenses and $8,437 in professional fees.   Comparatively, our total operating expenses for the three months ended August 31, 2011 were $7,608, and consisted of $18 in general and administrative expenses and $7,590 in professional fees. We incurred $219 in accrued interest expense during the three months ended February 29, 2012 compared to $176 during 2011. We therefore recorded a net loss of $8,765 for the three months ended August 31, 2012 compared to $7,784.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended August 31, 2012, we raised $8,472 from loans from Paradigm Capital Holdings, LLC.

At August 31, 2012, we had total assets, consisting solely of cash of $66.

At August 31, 2012, we had total liabilities of $14,252 consisting of $219 in interest payable and $14,033 in related party notes payable. .

At August 31, 2012, we had working capital deficit of $14,186.

We have a cash balance of $66 as of August 31, 2012.

We had net cash used in operating activities of $8,548 for the three months ended August 31, 2012, which included $8,766 of a net loss partially offset by a $217 increase in interest payable. We received $8,473 of in debt financing during the three month period.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $103,151 as of August 31, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As previously reported, Effective September 28, 2012, stockholders of the Company holding at least the requisite voting power, under Nevada law, of the issued and outstanding stock of the Company entitled to vote, acting by written consent without a meeting, appointed Kenneth Spiegeland as sole director of the Company, to serve until the next annual meeting of the stockholders of the Company, and until his successor is duly elected or appointed and qualified, or until his prior resignation or removal.

The number of votes cast in favor of the election of Mr. Spiegeland as a director of the Company was 74,640,000. No votes were cast against or withheld, nor were there any abstentions or broker non-votes. As of the date of the written consent of stockholders, there were 89,642,640 shares of the Company’s common stock, $0.0001 par value per share, issued and outstanding.

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

ACM CORPORATION

DATED: October 10, 2012	By: /s/ Kenneth Spiegeland
Kenneth Spiegeland
President, Treasurer
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer)

