Form 10-Q
period 2012-11-30
ACM Corp
filed 2013-01-14
CIK 1493265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2012

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

At January 12, 2013, there were 89,642,640 shares of the Issuer's common stock outstanding.

ACM CORPORATION

(A Development Stage Company)

1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS	PAGE

Balance Sheets at November 30, 2012 and May 31, 2012	F-2

Unaudited Statements of Operations for the three and six months ended November 30, 2012 and 2011 and for the period from inception, April 23, 2010, through November 30, 2012	F-3

Unaudited Statements of Cash Flows for the six months ended November 30, 2012 and 2011 and for the period from inception, April 23, 2010, through November 30, 2012	F-4

Notes to Financial Statements	F-5

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACM CORPORATION
(FKA INCOME NOW CONSULTING)
(A Development Stage Company)
Balance Sheets
ASSETS
	November 30,	May 31,
	2012	2012
	(unaudited)
CURRENT ASSETS
Cash	$23	$141

Total Current Assets	23	141

TOTAL ASSETS	$23	$141

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES

Interest payable	$480	$—
Notes payable - related party	20,622	5,562

Total Current Liabilities	21,102	5,562
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized at
par value of $0.0001, no shares issued and outstanding	—	—
Common stock, 100,000,000 shares authorized at
par value of $0.0001; 89,642,640 shares
issued and outstanding	8,964	8,964
Additional paid-in capital	80,001	80,001
Deficit accumulated during the development stage	(110,044)	(94,386)

Total Stockholders' Equity (Deficit)	(21,079)	(5,421)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$23	$141

The accompanying notes are an integral part of these financial statements.

ACM CORPORATION
(FKA INCOME NOW CONSULTING)
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From Inception
					on April 23, 2010
	For the Three Months Ended		For the Six Months Ended		through
	November 30,		November 30,		November 30,
	2012	2011	2012	2011	2012

REVENUES	$—	—	$—	$—	$—
COST OF SALES	—	—	—	—	—
GROSS MARGIN	—	—	—	—	—
OPERATING EXPENSES
Professional fees	6,550	3,517	14,987	11,107	97,010
General and administrative	82	18	191	36	11,850
Total Operating Expenses	6,632	3,535	15,178	11,143	108,860

LOSS FROM OPERATIONS	(6,632)	(3,535)	(15,178)	(11,143)	(108,860)

OTHER EXPENSE
Interest expense	(261)	(528)	(480)	(704)	(1,184)

Total Other Expense	(261)	(528)	(480)	(704)	(1,184)

LOSS BEFORE INCOME TAXES	(6,893)	(4,063)	(15,658)	(11,847)	(110,044)

CURRENT INCOME TAX EXPENSE (BENEFIT)	—	—	—	—	—
PROVISION FOR INCOME TAXES	—	—	—	—	—
NET LOSS	$(6,893)	$(4,063)	$(15,658)	$(11,847)	$(110,044)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	89,642,640	89,642,640	89,642,640	89,642,640

ACM CORPORATION
(FKA INCOME NOW CONSULTING)
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			From Inception
			on April 23, 2010
	For the Six Months Ended		Through
	November 30,		November 30,
	2012	2011	2012

OPERATING ACTIVITIES
Net loss	$(15,658)	$(11,847)	$(110,044)
Adjustments to reconcile net loss to
net cash used by operating activities:	—	—	—
Changes in operating assets and liabilities:
Accrued interest payable	480	704	480
Accounts payable	—	2,307	—
Net Cash Used in Operating Activities	(15,178)	(8,836)	(109,564)
INVESTING ACTIVITIES	—	—	—
Net Cash Used in Investing Activities	—	—	—
FINANCING ACTIVITIES
Proceeds from common stock issued	—	—	40,600
Proceeds from related party payables	15,060	8,800	68,987
Net Cash Provided by Financing Activities	15,060	8,800	109,587
NET INCREASE (DECREASE) IN CASH	(118)	(36)	23
CASH AT BEGINNING OF PERIOD	141	291	—
CASH AT END OF PERIOD	$23	$255	$23
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
NON CASH FINANCING ACTIVITIES:
Contributed capital	$—	$—	$48,365

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

Basis of Presentation

The unaudited financial statements for the period ended November 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of November 30, 2012 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three and six month periods ended November 30, 2012, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending May 31, 2013. The balance sheet at May 31, 2012 has been derived from the audited financial statements at that date.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $110,044 as of November 30, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY PAYABLES

On March 27, 2012, a related party deposited $5,562 into the Company. The liability is non-interest bearing and is due on demand. An additional $8,473 was received during July 2012 which accrues interest at 12% per annum and is due on demand. On October 5, 2012, the related party loaned an additional $6,588 to the Company.

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

F-6

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

Our head offices are currently located at 488 Madison Avenue, 12th Floor, New York, NY 10022. Our telephone number is 1-212-400-6900.

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

2

Unless otherwise indicated, all historical share and per share numbers relating to our common stock in this report have been adjusted to give effect to the stock split.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012

We had no revenues for the three months ended November 30, 2012 and 2011.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive fundraising program.

Our total operating expenses for the three months ended November 30, 2012 were $6,632, and consisted of $82 in general and administrative expenses and $6,550 in professional fees.   Comparatively, our total operating expenses for the three months ended November 30, 2011 were $3,535, and consisted of $18 in general and administrative expenses and $3,517 in professional fees. We incurred $261 in accrued interest expense during the three months ended November 30, 2012 compared to $528 during 2011. We therefore recorded a net loss of $6,893 for the three months ended November 30, 2012 compared to $4,063 in 2011.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2012

We had no revenues for the six months ended November 30, 2012 and 2011.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive fundraising program.

Our total operating expenses for the six months ended November 30, 2012 were $15,178, and consisted of $191 in general and administrative expenses and $14,987 in professional fees.   Comparatively, our total operating expenses for the six months ended November 30, 2011 were $11,143, and consisted of $36 in general and administrative expenses and $11,107 in professional fees. We incurred $480 in accrued interest expense during the six months ended November 30, 2012 compared to $704 during 2011. We therefore recorded a net loss of $15,658 for the six months ended November 30, 2012 compared to $11,847 in 2011.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended November 30, 2012, we raised $15,060 from loans from Paradigm Capital Holdings, LLC.

At November 30, 2012, we had total assets, consisting solely of cash of $23.

At November 30, 2012, we had total liabilities of $21,102 consisting of $480 in accounts payable and $20,622 in related party notes payable. .

At November 30, 2012, we had working capital deficit of $21,079.

We have a cash balance of $23 as of November 30, 2012.

We had net cash used in operating activities of $15,178 for the six months ended November 30, 2012, which included $15,658 of a net loss partially offset by a $480 increase in accounts payable. We received $15,060 of in debt financing during the six month period.

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

3

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $110,044 as of November 30, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

4

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

* Filed herewith.

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACM CORPORATION

DATED: January 14, 2013	By: /s/ Kenneth Spiegeland
Kenneth Spiegeland
President, Treasurer
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer)

6