Form 10-K/A
period 2012-05-31
ACM Corp
filed 2013-01-18
CIK 1493265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 333-167984

———————

ACM CORPORATION

(Exact name of registrant as specified in its charter)

———————

NEVADA	68-0680465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

488 Madison Avenue, 12th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 400-6900

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☐  No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

1

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

Explanatory Note: This Amendment No. 1 to Annual Report on Form 10-K of ACM Corporation for the fiscal year ended May 31, 2012 (the “Report”) is being filed solely to amend Items 9, 9A and 15. There are no other changes to the Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 18, 2011, the Board of Directors of the Company dismissed GBH CPAs, PC, its independent registered public account firm. On the same date, August 18, 2011, the accounting firm of Weinberg & Baer LLC, was engaged as the Company’s new independent registered public accounting firm. The Board of Directors of the Company approved of the dismissal of GBH CPAs, PC and the engagement of Weinberg & Baer LLC, as its independent auditor. The report of GBH CPAs, PC on the Company’s financial statements for the period from April 23, 2010 (inception) through May 31, 2010 did not contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company’s audited financial statements for the fiscal year ended May 31, 2010, included a going concern qualification in the Company’s audited financial statements.

During the period from April 23, 2010 (inception) through May 31, 2010 and the subsequent interim periods thereto, through the date of dismissal, there were no disagreements with GBH CPAs, PC whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to GBH CPAs, PC’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements.

The Company has requested that GBH CPAs, PC furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. Such letter is incorporated by reference in this filing, as Exhibit 16.1.

On August 18, 2011, the Company engaged Weinberg & Baer LLC, as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the Company has not consulted Weinberg & Baer LLC, regarding any of the matters described in Item 304(a)(1)(v) and Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, due to a lack of segregation of duties and no audit committee, as discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

As resources become available to the Company, we plan to begin to hire sufficient employees to maintain adequate internal controls to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. .

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework . Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of the Evaluation Date; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

 PART IV

 Item 15. Exhibits, Financial Statement Schedules

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1(1)	Articles of Incorporation

3.2(2)	Amendment to Articles of Incorporation

3.2(1)	Bylaws

10.1(3)	Independent Contractor Agreement

10.2(4)	Promissory Note with Ruthy Navon

16.1(5)	Letter from GBH CPAs, PC

31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as exhibits to the Company’s Registration Statement on Form S-1, filed with the Commission on July 6, 2010, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on March 26, 2012, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A, filed with the Commission on October 8, 2010, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011, filed with the Commission on September 7, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Amendment No. 1 to the Company’s Current Report on Form 8-K/A, filed with the Commission on September 8, 2011, and incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

ACM CORPORATION

DATED: January 18, 2013	By: /s/ Kenneth Spiegeland
Kenneth Spiegeland
President, Treasurer
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATED: January 18, 2013	By: /s/ Kenneth Spiegeland
Kenneth Spiegeland
Sole Director

