Form 10-Q/A
period 2012-08-31
ACM Corp
filed 2013-01-18
CIK 1493265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-167984

ACM CORPORATION

(Name of registrant as specified in its charter)

Nevada	68-0680465
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

488 Madison Avenue, 12th Floor New York, NY  10022

(Address of principal executive offices) (Zip Code)

(212) 400-6900

(Registrant’s telephone number, including area code))

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

At October 10, 2012, there were 89,642,640 shares of the Issuer’s common stock outstanding.

1

Explanatory Note: This Amendment No. 1 to Quarterly Report on Form 10-Q of ACM Corporation for the quarterly period ended August 31, 2012 (the “Report”) is being filed solely to amend Exhibit 31 filed with the Report. There are no other changes to the Report.

2

PART II - OTHER INFORMATION

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

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACM CORPORATION

DATED: January 18, 2013	By: /s/ Kenneth Spiegeland
Kenneth Spiegeland
President, Treasurer
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer)

4