Form 10-Q/A
period 2012-11-30
ACM Corp
filed 2013-01-18
CIK 1493265

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

1

Explanatory Note: This Amendment No. 1 to Quarterly Report on Form 10-Q of ACM Corporation for the quarterly period ended November 30, 2012 (the “Report”) is being filed solely to amend Exhibit 31 filed with the Report. There are no other changes to the Report.

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