Form 10-Q
period 2013-02-28
ACM Corp
filed 2013-05-28
CIK 1493265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013

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

(212) 400-6900

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ X ]  No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [ X ]  No [ ]

At May 21, 2013, there were 89,642,640 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACM CORPORATION
(FKA INCOME NOW CONSULTING)
(A Development Stage Company)
Balance Sheets

ASSETS

	February 28,	May 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS

Cash	$—	$141

Total Current Assets	—	141

TOTAL ASSETS	$—	$141

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,394	$—
Notes payable - related party	24,525	5,562

Total Current Liabilities	25,919	5,562

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 50,000,000 shares authorized at
par value of $0.0001, no shares issued and outstanding	—	—
Common stock, 100,000,000 shares authorized at
par value of $0.0001; 89,642,640 shares
issued and outstanding	8,964	8,964
Additional paid-in capital	80,001	80,001
Deficit accumulated during the development stage	(114,884)	(94,386)

Total Stockholders' Equity (Deficit)	(25,919)	(5,421)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$—	$141

The accompanying notes are an integral part of these financial statements.

ACM CORPORATION
(FKA INCOME NOW CONSULTING)
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From Inception
					on April 23, 2010
	For the Three Months Ended		For the Nine Months Ended		through
	February 28,		February 28,		February 28,
	2013	2012	2013	2012	2013

REVENUES	$—	$—	$—	$—	$—
COST OF SALES	—	—	—	—	—
GROSS MARGIN	—	—	—	—	—

OPERATING EXPENSES

Professional fees	4,202	18,773	19,189	29,880	101,212
General and administrative	24	254	215	290	11,874

Total Operating Expenses	4,226	19,027	19,404	30,170	113,086

LOSS FROM OPERATIONS	(4,226)	(19,027)	(19,404)	(30,170)	(113,086)

OTHER EXPENSE
Interest expense	(614)	—	(1,094)	(704)	(1,798)

Total Other Expense	(614)	—	(1,094)	(704)	(1,798)

LOSS BEFORE INCOME TAXES	(4,840)	(19,027)	(20,498)	(30,874)	(114,884)

CURRENT INCOME TAX EXPENSE (BENEFIT)	—	—	—	—	—
PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(4,840)	$(19,027)	$(20,498)	$(30,874)	$(114,884)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	89,642,640	89,642,640	89,642,640	89,642,640

The accompanying notes are an integral part of these financial statements.

ACM CORPORATION
(FKA INCOME NOW CONSULTING)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, April 23, 2010	—	$—	$—	$—	$—

Common stock issued to founders
for services at $0.0001 per share	74,640,000	7,464	(7,064)	—	400

Common stock issued for cash
at $0.05 per share	15,002,640	1,500	38,700	—	40,200

Loss from inception through
May 31, 2010	—	—	—	(4,631)	(4,631)

Balance, May 31, 2010	89,642,640	8,964	31,636	(4,631)	35,969

Loss for the year ended
May 31, 2011	—	—	—	(53,460)	(53,460)

Balance, May 31, 2011	89,642,640	8,964	31,636	(58,091)	(17,491)

Contributed capital	—	—	48,365	—	48,365

Loss for the year ended
May 31, 2012	—	—	—	(36,295)	(36,295)

Balance, May 31, 2012	89,642,640	8,964	80,001	(94,386)	(5,421)

Loss for the nine months ended
February 28, 2013 (unaudited)	—	—	—	(20,498)	(20,498)

Balance, February 28, 2013 (unaudited)	89,642,640	$8,964	$80,001	$(114,884)	$(25,919)

The accompanying notes are an integral part of these financial statements

ACM CORPORATION
(FKA INCOME NOW CONSULTING)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
	For the Nine Months Ended		On April 23, 2010
	February 28,	February 28,	February 28,
	2013	2012	2013

OPERATING ACTIVITIES

Net loss	$(20,498)	$(30,874)	$(114,884)
Adjustments to reconcile net loss to
net cash used by operating activities:	—	—	—
Changes in operating assets and liabilities:
Accrued interest payable	1,094	—	1,094
Accounts payable	300	(177)	300

Net Cash Used in Operating Activities	(19,104)	(31,051)	(113,490)

INVESTING ACTIVITIES	—	—	—

Net Cash Provided by Investing Activities	—	—	—

FINANCING ACTIVITIES

Proceeds from common stock issued	—	—	40,600
Proceeds from related party payables	18,963	30,760	72,890

Net Cash Provided by Financing Activities	18,963	30,760	113,490

NET INCREASE (DECREASE) IN CASH	(141)	(291)	—

CASH AT BEGINNING OF PERIOD	141	291	—

CASH AT END OF PERIOD	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$—	$—	$—
Income taxes	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Contributed capital	$—	$48,365	$48,365

 The accompanying notes are an integral part of these financial statements

ACM CORPORATION
(FKA INCOME NOW CONSULTING)
(A Development Stage Company)

 NOTES TO FINANCIAL STATEMENT

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

ACM Corporation (formerly known as Income Now Consulting) (“the Company”) was incorporated in the State of Nevada on April 23, 2010. The Company was originally engaged in offering an interactive web-based fundraising program designed for non-profit organizations, schools and clubs. The Company has no revenues and limited operations and is accordingly classified as a development stage company.

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

Basis of Presentation

The unaudited financial statements for the period ended February 28, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of February 28, 2013 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three and six month periods ended February 28, 2013, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending May 31, 2013. The balance sheet at May 31, 2012 has been derived from the audited financial statements at that date.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $114,884 as of February 28, 2013.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY PAYABLES

On March 27, 2012, a related party loaned $5,562 to the Company in the form of a note payable. This liability accrues interest at 12% per annum and is due on demand. During the nine months ended February 28, 2013 an additional $18,963 was received pursuant to this note.

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

Our head offices are currently located at 488 Madison Avenue, 12th Floor, New York, NY 10022. Our telephone number is 1-212-400-6900.

On March 13, 2012 , we filed an amendment to our Articles of Incorporation (the “Amended Articles”) with the Secretary of the State of Nevada, pursuant to which we changed our name from Income Now Consulting to ACM Corporation. The Company’s new name was declared effective by FINRA, for OTC trading purposes, on March 30, 2012. The name change was accompanied by a new trading symbol for our common stock, “ACMA.”

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013

We had no revenues for the three months ended February 28, 2013 and 2011.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive fundraising program.

Our total operating expenses for the three months ended February 28, 2013 were $4,225, and consisted of $24 in general and administrative expenses and $4,201 in professional fees.   Comparatively, our total operating expenses for the three months ended February 28, 2012 were $19,027, and consisted of $254 in general and administrative expenses and $18,773 in professional fees. We incurred $614 in accrued interest expense during the three months ended February 28, 2013 compared to $0 during the same period of 2012. We therefore recorded a net loss of $4,839 for the three months ended February 28, 2013 compared to $19,027 in the same period of 2012.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2013

We had no revenues for the nine months ended February 28, 2013 and 2012.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive fundraising program.

Our total operating expenses for the nine months ended February 28, 2013 were $19,404, and consisted of $215 in general and administrative expenses and $19,189 in professional fees.   Comparatively, our total operating expenses for the nine months ended February 28, 2012 were $30,170, and consisted of $290 in general and administrative expenses and $29,880 in professional fees. We incurred $1,094 in accrued interest expense during the nine months ended February 28, 2013 compared to $704 during the same period of 2012. We therefore recorded a net loss of $20,498 for the nine months ended February 28, 2013 compared to $30,874 in the same period of 2012.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended February 28, 2013, we raised $18,963 from loans from Paradigm Capital Holdings, LLC.

At February 28, 2013, we had total assets, of $-0-.

At February 28, 2013, we had total liabilities of $25,919 consisting of $1,394 in accounts payable and $24,525 in related party notes payable.

At February 28, 2013, we had working capital deficit of $25,919.

We have a cash balance of $-0- as of February 28, 2013.

We had net cash used in operating activities of $19,104 for the nine months ended February 28, 2013, which included $20,498 of a net loss partially offset by a $1,394 increase in accounts payable and accrued expenses. We received $18,963 in debt financing during the nine month period.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $114,884 as of February 28, 2013.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

None

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

ACM CORPORATION

DATED: May 28, 2013	By: /s/ Gregory E. Bloom
Gregory E. Bloom
President, Treasurer
(Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer)

