Form 10-K
period 2013-05-31
ACM Corp
filed 2013-10-15
CIK 1493265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 333-167984

———————

ACM CORPORATION

(Exact name of registrant as specified in its charter)

———————

NEVADA	68-0680465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 5th Street #208, Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (305) 704-3273

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ X ]   No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Note:  The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; the registrant has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)     Yes [ ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]     No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes  [ X ] No   [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0, as there was no public market for the registrants common stock as of November 30, 2012.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date:

89,642,640 shares of common stock issued and outstanding as of October 9, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

FORM 10-K

FOR THE FISCAL YEAR ENDED MAY 31, 2013

TABLE OF CONTENTS

Part I

Part II

Part III

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Annual Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undo reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-K, unless another date is stated, are to May 31, 2013. As used herein, the “Company,” “ACM Corporation,” “we,” “us,” “our” and words of similar meaning refer to ACM Corporation.

ITEM 1. Business

Overview of the Company

We were incorporated in the state of Nevada on April 23, 2010. We were originally focused on developing and marketing a web-based interactive fundraising program.  Our head offices are currently located at: 1000 5th Street, #208, Miami Beach, FL 33139. Our telephone number is 1-305-704-3273.

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

On March 31, 2012, a related party made a loan of $5,562 to the Company. The amount does not bear interest and is due on demand.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our President provides office space for our principal executive office in his home, at no change to US.

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

Holders of Our Common Stock

As of October 10, 2013, we had approximately 24 registered shareholders.

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

Results of Operations for the Year Ended May 31, 2013, Compared to the Year Ended May 31, 2012

We had no revenues for the year ended May 31, 2013, or for the year ended May 31, 2012.  The Company is currently in the development stage of its business development and has had only limited operations to date. We do not anticipate earning revenues until we are able to successfully complete and market our interactive fundraising program.

Our total operating expenses for the year ended May 31, 2013 were $25,955, compared to total operating expenses for the year ended May 31, 2012, of $35,591, a decrease of $9,636 from the prior period. The reason for the decrease in expenses was due to a $6,554 decrease in professional fees, to $25,688 for the year ended May 31, 2013, compared to $32,242 for the year ended May 31, 2012, and a $3,082 decrease in general and administrative expenses to $267 for the year ended May 31, 2013, compared to $3,349 for the year ended May 31, 2012. The higher expenses in the year ended May 31, 2012, were due to costs associated with financial reporting and public filings.

We had a net loss of $27,851for the year ended May 31, 2013, compared to a net loss of $36,295 for the year ended May 31, 2012.

We anticipate our operating expenses will increase if we develop a new business plan or pursue other business opportunities.

Liquidity and Capital Resources

We raised $400 from the sale of stock to our officers and Directors and $40,200 through a private placement to 37 non-affiliated investors, pursuant to which in May 2010, we sold an aggregate of 15,002,640 shares of our common stock for aggregate consideration of $40,200 ($0.003 per share) to 37 offshore investors.

At May 31, 2013, we had total assets, consisting solely of cash, of $146.

At May 31, 2013, we had total liabilities of $33,418, consisting of related party payables of $31,222, , interest payable of $1,896, and accounts payable of $300.

At May 31, 2013, we had a working capital deficit of $33,272.

We had net cash used in operating activities of $25,655 for the year ended May 31, 2013, which included $27,851 of net loss.

We had net cash provided by financing activities of $25,660 for the year ended May 31, 2013 from related party loans.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $122,237 as of May 31, 2013.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of ACM Corporation (fka Income Now Consulting)):

We have audited the accompanying balance sheetsof ACM Corporation (fka Income Now Consulting)(a Nevada corporation in the development stage) as of May 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2013 and2012, and from inception (April 23, 2010) throughMay 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ACM Corporation (fka Income Now Consulting). as of May 31, 2013 and2012, and the results of its operations and its cash flows for the years ended May 31, 2013 and 2012, and from inception (April 23, 2010) through May 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as May 31, 2013, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

August 1, 2013

ACM CORPORATION
(FKA INCOME NOW CONSULTING)
(A Development Stage Company)
Balance Sheets

	May 31,	May 31,
	2013	2012

ASSETS
CURRENT ASSETS

Cash	$146	$141

Total Current Assets	146	141

TOTAL ASSETS	$146	$141

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Interest payable	$1,896	$—
Notes payable - related party	31,222	5,562
Accounts payable	300	—

Total Current Liabilities	33,418	5,562

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 50,000,000 shares authorized at
par value of $0.0001, no shares issued and outstanding	—	—
Common stock, 100,000,000 shares authorized at
par value of $0.0001, 89,642,640 shares
issued and outstanding	8,964	8,964
Additional paid-in capital	80,001	80,001
Deficit accumulated during the development stage	(122,237)	(94,386)

Total Stockholders' Equity (Deficit)	(33,272)	(5,421)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$146	$141

The accompanying notes are an integral part of these financial statements.

ACM CORPORATION
(FKA INCOME NOW CONSULTING)
(A Development Stage Company)
Statements of Operations

	For the Year Ended		From Inception on April 23, 2010 through
	May 31,		May 31,
	2013	2012	2013

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Professional fees	25,688	32,242	107,711
General and administrative	267	3,349	11,926

Total Operating
Expenses	25,955	35,591	119,637

INCOME (LOSS) FROM
LOSS FROM OPERATIONS	(25,955)	(35,591)	(119,637)

OTHER INCOME (EXPENSE)
Interest expense	(1,896)	(704)	(2,600)

Total other income (expense)	(1,896)	(704)	(2,600)

INCOME (LOSS) BEFORE
LOSS BEFORE INCOME TAXES	(27,851)	(36,295)	(122,237)

CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-	-
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(27,851)	$(36,295)	$(122,237)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	89,642,640	89,642,640

The accompanying notes are an integral part of these financial statements

ACM CORPORATION
(FKA INCOME NOW CONSULTING)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, April 23, 2010	—	$—	$—	$—	$—

Common stock issued to founders
for services at $0.0001 per share	74,640,000	7,464	(7,064)	—	400

Common stock issued for cash
at $0.05 per share	15,002,640	1,500	38,700	—	40,200

Loss from inception through
May 31, 2010	—	—	—	(4,631)	(4,631)

Balance, May 31, 2010	89,642,640	8,964	31,636	(4,631)	35,969

Loss for the year ended
May 31, 2011	—	—	—	(53,460)	(53,460)

Balance, May 31, 2011	89,642,640	8,964	31,636	(58,091)	(17,491)

Contributed capital	—	—	48,365	—	48,365

Loss for the year ended
May 31, 2012	—	—	—	(36,295)	(36,295)

Balance, May 31, 2012	89,642,640	$8,964	$80,001	$(94,386)	$(5,421)

Loss for the year ended
May 31, 2013	—	—	—	(27,851)	(27,851)

Balance, May 31, 2013	89,642,640	$8,964	$80,001	$(122,237)	$(33,272)

The accompanying notes are an integral part of these financial statements

ACM CORPORATION
(FKA INCOME NOW CONSULTING)
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on April 23, 2010
	For the Year Ended		Through
	May 31,	May 31,	May 31,
	2013	2012	2013

OPERATING ACTIVITIES

Net loss	$(27,851)	$(36,295)	$(122,237)
Adjustments to reconcile net loss to
net cash used by operating activities:	—	—	—
Changes in operating assets and liabilities:
Prepaid expenses	—	—	—
Accrued interest payable	1,896	—	1,896
Accounts payable	300	—	300

Net Cash Used in Operating Activities	(25,655)	(36,295)	(120,041)

INVESTING ACTIVITIES	—	—	—

FINANCING ACTIVITIES

Proceeds from common stock issued	—	—	40,600
Proceeds from notes payable - related party	25,660	36,145	79,587

Net Cash Provided by Financing Activities	25,660	36,145	120,187

NET INCREASE (DECREASE) IN CASH	5	(150)	146

CASH AT BEGINNING OF PERIOD	141	291	—

CASH AT END OF PERIOD	$146	$141	$146

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Contributed capital	$—	$48,365	$48,365

The accompanying notes are an integral part of these financial statements.

ACM Corp.

(A Development Stage Company)

Notes to Financial Statements

May 31, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

ACM Corporation, (the Company) was incorporated in the State of Nevada on April 23, 2010. The Company is engaged in offering an interactive web based fund raising program designed for non-profit organizations, schools and clubs. The Company changed its name on March 13, 2012, and was formerly known as Income Now. The Company has no revenues to date and limited operations and is accordingly classified as a development stage company.

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

Stock-based compensation

As of May 31, 2013, the Company has not issued any share-based payments to its employees. The Company has adopted ASC 718 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2013 and 2012.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	May 31, 2013		May 31, 2012
Income tax benefit at statutory rate		$9,469		$12,342
Valuation allowance		(9,469)		(12,342)
Income tax expense per books	$	-)	$	-)

Net deferred tax assets consist of the following components as of:

	May 31, 2013		May 31, 2012
NOL carryover		$41,560		$32,091)
Valuation allowance		(41,560)		(32,091)
Net deferred tax asset	$	-)	$	-)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $122,237 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

NOTE 3 – RELATED PARTY PAYABLES

Various expenses of the Company, including general and administrative expenses and professional fees, have been paid for or made by a related party. On January 25, 2012, the Company entered into an extinguishment of debt agreement with Ruthy Navon (related-party). The agreement extinguishes all debt, including interest payable, due to Ruthy Navon. The debt of $48,365 was converted to contributed capital.

On March 31, 2012, a related party deposited $5,562 into the company. The liability does not accrue interest and is due on demand.

As of May 31, 2013 the Company owed $25,660 to Directors, officers, and principal stockholders of the Company for working capital loans. The loans are unsecured, bear interest of 12% per annum, and due on demand.

NOTE 4 – COMMON STOCK

During the period ended May 31, 2010 the Company issued 804,000 shares at $0.05 per share for cash.

The Company’s Board of Directors declared an 18.66-for-1 forward stock split on the Company’s common stock in the form of a dividend, with a record date of March 9, 2012, a payment date of March 22, 2012, an ex-dividend date of March 23, 2012, and a due bill redeemable date of March 27, 2012. The stock split entitles each shareholder as of the record date to receive 17.66 additional shares of common stock for each one share owned. Additional shares issued as a result of the stock split will be distributed on the payment date. The accompanying financial statements reflect the forward stock split on a retroactive basis.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date these financial statements were filed and there are no additional material subsequent events to report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 18, 2011, the Board of Directors of the Company dismissed GBH CPAs, PC, its independent registered public accounting firm. On the same date, August 18, 2011, the accounting firm of Weinberg & Baer LLC, was engaged as the Company's new independent registered public accounting firm. The Board of Directors of the Company approved of the dismissal of GBH CPAs, PC and the engagement of Weinberg & Baer LLC, as its independent auditor. The report of GBH CPAs, PC on the Company's financial statements for the period from April 23, 2010 (inception) through May 31, 2010 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company's audited financial statements for the fiscal year ended May 31, 2010, contained a going concern qualification in the Company's audited financial statements.

During the period from April 23, 2010 (inception) through May 31, 2010 and the subsequent interim periods thereto, there were no disagreements with GBH CPAs, PC, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to GBH CPAs, PC's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

The Company has requested that GBH CPAs, PC furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. Such letter is incorporated by reference in this filing, as Exhibit 16.1.

On August 18, 2011, the Company engaged Weinberg & Baer LLC, as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the Company has not consulted Weinberg & Baer LLC, regarding any of the matters set forth in Item 304(a)(1)(v) and 304(a)(2)(i) and (ii) of Regulation S-K.

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

As a smaller reporting company, we are not required to include in this Annual Report an attestation report of our registered public accounting firm regarding internal control over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mr. Gregory E. Bloom	President and Director	42	April 8, 2013

Business Experience:

The following is a brief account of the education and business experience of each Director and executive officer, indicating each person's business experience, and the name and principal business of the organization by which they were employed.

Mr. Gregory E. Bloom

Mr. Bloom has been since April 2008 the President and Founder of Shambala Sports and Entertainment, a full service management company that provides clients with career guidance and media coverage. From November 2010 to January 2012, Mr. Bloom was a partner at the law firm of Goldstein & Bloom, PLLC. From January 2012 to present, Mr. Bloom has been a lawyer at ChaseLawyers, a sports, entertainment and intellectual property law firm. Prior to this, Mr. Bloom worked on Wall Street from August 1995 to June 2003 as an investment advisor (stockbroker) and trader. Mr. Bloom earned his B.A. from the University of Florida in 1994 and earned his J.D. from Florida International University in 2006.

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

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, Mr. Gregory E. Bloom, at the address appearing on the first page of this filing.

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

Item 11. Executive Compensation

We have not paid, nor do we owe, any compensation to our executive officers. We have not paid any compensation to our officers since inception.

We have no employment agreements with any of our executive officers or employees.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year (3)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gregory E. Bloom	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and Director (2)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Kenneth Spiegeland	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and Director (3)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Issam Abud (1) President and Director	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)           Issam Abud became President and Director of the Company on April 23, 2010 and was removed effective September 28, 2012.

(2)           Gregory E. Bloom became President and Director of the Company on April 8, 2013.

(3)           Kenneth Spiegeland became President and Director of the Company on September 28, 2012 and resigned on April 9, 2013.

Options/SAR Grants

Since April 23, 2010 (inception) to the period ended May 31, 2013 we have not granted any stock options or stock appreciation rights to any of our Directors or executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of October 10, 2013, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our common stock and by our current Directors and executive officers.  The shareholders have sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	Gregory E. Bloom, President 1000 5th street #208 Miami Beach, FL 33139	0	0%

Common Stock	All officers and directors as a group (1 person)	0	0%

Common Stock	Issam Abud Shechona Tzfonit No.5 Fureidis, Israel 3898	37,320,000	41.6%

Common Stock	Sabrein Mari Shechona Tzfonit No.5 Fureidis, Israel 3898	37,320,000	41.6%

Common Stock	AMG II, LLC 1200 Federal Highway #200 Boca Raton, FL 33432	4,483,755	5.0%

 (¹) Based on 89,642,640 shares of our common stock outstanding as of October 10, 2013.

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

Item 14. Principal Accounting Fees and Services

Effective August 18, 2011, the Company engaged Weinberg & Baer LLC as the Company’s independent auditor, who audited the consolidated financial statements of the Company for the fiscal years ended May 31, 2013 and 2012.

Following is a summary of the fees expensed relating to professional services rendered by the principal accountants for the fiscal years ended May 31, 2013 and 2012:

Fee Category	2013 Fees	2012 Fees

Audit Related Fees	$7,900	$7,900
All Other Fees	$-0-	$-0-

Total Fees	$7,900	$7,900

Part IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT NO.		DESCRIPTION OF EXHIBIT

3.1	(1)	Articles of Incorporation

3.2	(2)	Amendment to Articles of Incorporation

3.2	(1)	Bylaws

10.1	(3)	Independent Contractor Agreement

10.2	(4)	Promissory Note with Ruthy Navon

16.1	(5)	Letter from GBH CPAs, PC

31	*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ACM CORPORATION

DATED: October 14, 2013	By: /s/ Gregory E. Bloom
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

DATED: October 14, 2013

